Form 10QSB
period 2006-09-30
HOLA COMMUNICATIONS INC.
filed 2006-11-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 333-137174

HOLA COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #103 - 3065 Beyer Boulevard, San Diego, California, U.S.A. 92154
(Address of principal executive offices)

619-690-2622
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,000,000 shares of common stock issued and outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

These financial statements have been prepared by Hola Communications, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations and cash flows for the six month period ended September 30, 2006 and for the period from inception (October 10, 2005) to September 30, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheets - Unaudited

ASSETS
	September 30,	March 31,
	2006	2006
CURRENT ASSETS
Cash	$ 75,154	$ 103,975
Prepaid expenses	-	2,891
Total current assets	75,154	106,866
Total assets	$ 75,154	$ 106,866
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - related party	$ 5,000	$ 5,000
Total current liabilities	5,000	5,000
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized,
6,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	98,000	98,000
Deficit accumulated during development stage	(33,846)	(2,134)
Total stockholders' equity	70,154	101,866
Total liabilities and stockholders' equity	$ 75,154	$ 106,866

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Operations - Unaudited

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	For the period October 10, 2005 (inception) to September 30, 2006

COSTS AND EXPENSES
General & administrative expenses	$18,261	$30,912	$33,046
INCOME TAXES	800	800	800
NET LOSS	$(19,061)	$(31,712)	$(33,846)

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Cash Flows - Unaudited

	For the Six months ended September 30, 2006	For the period October 10, 2005 (inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (31,712)	$ (33,846)
Changes in operating assets and liabilities:
Prepaid expenses	2,891	-
Net cash used in operating activities	(28,821)	(33,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	104,000
Proceeds from issuance of note payable	-	5,000
Net cash provided by financing activities	-	109,000
Net (decrease) increase in cash	(28,821)	75,154
Cash and cash equivalents, beginning of period	103,975	-
Cash and cash equivalents, end of period	$ 75,154	$ 75,154
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 800	$ 800

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Hola Communications, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California, starting in Tijuana, Mexico. The Company’s goal is to be one of the leading providers of broadband wireless access in several metropolitan markets in Northern Mexico and Southwestern California. To implement its business plan, significant additional financing will be required and the Company will need to be successful in its efforts to deploy its planned metropolitan wireless network and attract the required customer base.

The Company is in the development stage. Through September 30, 2006, the Company had not commenced operations, and its activities have been limited to organization, raising capital, and development of its business plan.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The balance sheet as of September 30, 2006, the statements of operations and cash flows for the three and six months then ended and for the period October 10, 2005 (inception) to September 30, 2006, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of March 31, 2006 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007. These financial statements should be read in conjunction with the Company’s March 31, 2006 financial statements and notes thereto.

NOTE 3 – LIQUIDITY AND GOING CONCERN

During the period October 10, 2005 (inception) to September 30, 2006, no revenue was generated, and the Company incurred a net loss of $33,846. During this period the Company raised an aggregate of $104,000 through private placements of common stock, and as of September 30, 2006, has a working capital balance of approximately $70,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2007 the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements on the accrual basis of accounting requires estimating some of the amounts reported. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts payable and notes payable – related party. The recorded values of these financial instruments approximate their fair values based on their short-term nature.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company has a note payable to a stockholder and officer of the Company related to payment by the stockholder / officer of a legal retainer on behalf of the Company totaling $5,000.  There is no stated interest rate on the note and the note becomes due when certain private placement transactions are completed.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and determine the rights, preferences, and privileges of any such series. No preferred stock was issued or outstanding either as of March 31, 2006 or September 30, 2006.

Common Stock

The Company has authorized the issuance of 50,000,000 shares of common stock, par value $.001 per share. In October of 2005, the Company issued an aggregate of 4,000,000 shares of common stock, at a price of $.001 per share, to the founding shareholders for aggregate proceeds to the Company of $4,000. In March of 2006, the Company completed a private placement offering of 2,000,000 shares of common stock to private investors at a price of $.05 a share, for aggregate proceeds to the company of $100,000. As of March 31, 2006 and September 30, 2006, 6,000,000 shares of common stock are issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

We have not generated any revenue from our business and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further development of our wireless broadband network and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing in the approximate amount of $280,000 for the 12 month period. We plan to raise this money through additional equity financing. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and develop our wireless broadband network, which might result in the loss of some or all of your investment in our common stock.

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will, in all likelihood, incur operating expenses without revenues until our wireless broadband networks are fully developed and operational. We had cash in the amount of $75,154 as of September 30, 2006 Beginning in November, 2006, we estimate our average monthly operating expenses will be approximately $25,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully earn or acquire enough money to develop our wireless broadband network and as a result we may be forced to discontinue our business. These circumstances raise substantial doubt about our ability to continue as a going concern.

We have no operating history on which to base an evaluation of our business and prospects.

We were incorporated on October 10, 2005 and have not yet commenced our proposed business operations or realized any revenues. As we have no operating history, we cannot evaluate our financial performance and prospects at this moment. We anticipate that we will incur increased operating costs without realizing any revenues during the period when we are establishing our network and developing a client base. For the next twelve months, we expect to spend approximately $280,000 on the operation of our company. We therefore expect to incur significant losses into the foreseeable future. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our current directors and officers do not have experience developing wireless broadband networks therefore we will need to hire additional employees with the requisite technological knowledge or we will not be able to advance our business plan.

Our current directors and officers do not have experience developing wireless broadband networks. Therefore, we are currently looking to hire additional employees and management with the requisite technological knowledge. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. If we are not able to find and retain such qualified personnel, we may not be able to continue the development of our business and we will likely have to cease operations.

Our business depends in part on the internet functioning efficiently and the belief of our customers that they can rely on the internet. If the internet does not function efficiently or there is a loss of confidence in the internet, our business could fail and investors could lose their entire investment.

Our company was formed to provide wireless broadband internet access in northern Mexico and south-western California, starting in Tijuana, Mexico with plans to expand to Mexicali, Mexico and other cities in the region. If the internet itself does not function efficiently or public perception is that it may not function efficiently, we may lose or be unable to obtain customers. If we lose or do not attract more customers, then we may never be able to achieve profitable operations and we may go out of business. If we go out of business, investors may lose their entire investment.

Risks Related to our Business

WiMAX technology is still in the trial and testing phase and as a result may not live up to given expectations. The WiMAX technology is not guaranteed to work for us in the way we want it to. As a result, our business could fail and investors could lose their entire investment.

We plan to adopt WiMAX technology as a main component for our wireless broadband network. WiMAX refers to broadband wireless networks that are based on the Institute of Electrical and Electronics Engineers (IEEE) 802.16 standard, the goal of which is to ensure compatibility and interoperability between broadband wireless access equipment. WiMAX technology is still in the trial and testing phase in various markets around the world. There is no guarantee that WiMAX technology will be capable of transmitting data rates at the speeds or distances that we anticipate. If the WiMAX technology does not operate as we expect, any customers that we do obtain could be dissatisfied with our services and not continue to subscribe to them. If this happens, our business could fail and investors could lose their entire investment.

We need government approval and must conform with governmental regulations in order to establish a wireless broadband network in Tijuana, Mexico. If Mexican government approval is not given, or we can not conform under Mexican governmental regulations, then there is a risk that our company could possibly cease operation and investors could lose their entire investment.

We are required to comply with Mexican governmental regulations regarding the provision of internet services in Tijuana, which is our initial target area for our future services. If we can not comply with these regulations then there is a risk that our company could possibly cease operations and investors could lose their entire investment. We have begun the application process for the necessary government permits but have not yet completed our applications. We expect the process to be finalized in the next two months. Once the permit-stage is finalized, we will apply to the Federal Communication Commission of Mexico for final regulatory approval.

Flaws in our future technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth or cause our business to fail.

Our services may be disrupted by technological problems, such as software or hardware malfunctions or the overloading of our network. As a result or such disruptions, we may lose customers and our business may suffer or fail, causing investors to lose their investment.

As a wireless broadband internet service company, we are in an intensely competitive industry and failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

The provision of internet services is a highly competitive industry. We can provide no assurance that additional competitors and improved technologies will not enter the marketplace or that existing companies will not take over large portions of the market. For example, there are numerous other wireless broadband companies that currently offer competing services, which have established customer bases and are significantly larger than our company and have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development of our network. If we cannot develop our network, we may be forced to cease operations and cause investors to lose their entire investment.

Our industry is characterized by rapid technological change and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The internet, including wireless broadband, industry is characterized by rapid technological change that could render our intended services obsolete. The development of our business entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our services to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we may never become profitable, which may result in the loss of investments in our Company.

Risks Related to our Securities

Because there has never been a public trading market for our common stock, you may not be able to resell your stock.

There is not, nor has there ever been, a public trading market for our common stock. Therefore there is no central place, such as a stock exchange or an electronic trading system, to resell your shares. You may not be able to resell your shares. There is no established market for the common stock being registered. We intend to apply to the OTC Bulletin Board for the trading of our common stock after this registration statement is declared effective by the Securities and Exchange Commission. This process, if completed, takes approximately three months and the application must be made on our behalf by a market maker. We have not yet engaged a market maker to make the application on our behalf and there is no assurance that we will find a market maker that is willing to make the application on our behalf. If our common stock does become listed and a market for the stock develops, the actual price of the shares will be determined by prevailing market prices at the time of sale. Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations, which may have a depressive effect on the market price for our common stock. Accordingly, you may have difficulty reselling any shares you purchase from the selling stockholders.

Since our common stock has never been traded and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline after the offering. If this happens, investors may have difficulty selling their securities and may not be able to sell their securities at all.

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;
  changes in securities analysts estimates of our financial performance;
  changes in general economic conditions and in the telecommunications industry;
  changes in market valuations of similar companies;
  announcements by us or our competitors of significant new products or services; and, the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue will likely be senior with regard to the payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may decrease the value of your investment

We do not intend to pay dividends and there will be fewer ways in which you can obtain a return on any investment in our Company.

We have never paid cash dividends and currently do not intend to pay cash dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our Company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

Trading of our stock is restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules will discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

The majority of our present and future assets are and will continue be located in Mexico and at least one of our directors and officers is a resident of Mexico and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Mexico and other jurisdictions would recognize or enforce judgments of United States courts obtained against our Mexican assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Mexico or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by this prospectus is accurate as of any date other than the date on the front of this prospectus.

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the financial statements for the six month period ended September 30, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “Hola” refer to Hola Communications, Inc.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	limited operating history

•	lack of product revenues

•	limited marketing experience to develop customers

•	ability to raise additional financing

•	ability to generate positive cash flow

•	uncertainty in regulatory and legal environment in China

•	dependence on key personnel

•	competitive factors

•	timeliness and quality of the services of web hosting service providers, and

•	general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We are a development stage company incorporated in Nevada on October 10, 2005. Our principle business is to provide wireless broadband internet access in northern Mexico and south-western California, starting in Tijuana, Mexico with plans to expand to Mexicali, Mexico and other cities in the region. We plan to adopt WiMAX technology for our network to offer customers a wide coverage, high speed, and inexpensive internet service. We are still in the development stage and we have not entered into any agreements to sell our products and services to any customers and have not yet generated any revenue.

Services Overview

Technology Overview

Many wireless broadband networks are currently based on WiFi technology, also known as the 802.11 standard. A WiFi network provides internet access to users by transmitting data through radio frequencies. A WiFi network works in the following way; a router or access point that is connected to a broadband internet connection receives data and translates it into radio frequencies. The router or access point transmits the data using a small antenna, to computers that are equipped with wireless adapters. A connection is established between the router or access point and the computer, allowing users to access the internet by receiving and transfering data. The router is able to provide internet coverage to users up to radius of 30 meters. Many businesses and residences use WiFi technology to establish what are known as “hot zones”, whereby any user whose computer contains a WiFi compatible wireless adapter is able to access the internet as long as they are within the router’s range.

A WiFi wireless broadband network is an inexpensive way, relative to cable, satellite or other methods, to provide internet access to users, but it is limited because it can only provide internet coverage to users within a relatively small radius.

WiMAX Wireless Broadband Networks

WiMAX, also known as the 802.16 standard, is a emerging technology that, like WiFi, provides internet access to users by transmitting data through radio frequencies.

A WiMAX wireless broadband network works in the following way; a base station that is connected to a fixed broadband internet connection receives data and translates it into radio frequencies. The base station sends the data, using a large antenna, to computers that are equipped with a subscriber unit. A connection is established between the base station and the subscriber unit and users are able to access the internet by receiving and transferring data. The data received and transferred between the base station and the subscriber unit uses encrypted data keys to prevent unauthorized users from stealing access. A diagram illustrating the process is as follows:

ATM stands for “Asynchronous Transfer Mode”, a high bandwidth, High speed, controlled-delay fixed-size packet switching and transmission system integrating multiple data types (voice, video, and data). ATM Uses fixed-size packets also known as “cells,” so ATM is also often referred to as “cell relay”.

Frame Relay refers to a high-speed packet switching protocol popular in networks, including WANs, LANs, and LAN-to-LAN connections across vast distances.

The organization that is responsible for overseeing the standardization of WiMAX technology is the WiMAX Forum. The WiMAX Forum is an organization of more than 350 leading internet service providers and communications component and equipment companies. The WiMAX Forum’s mandate is to promote and certify the compatibility and interoperability of broadband wireless access equipment that conforms to the 802.16 standard. The WiMAX Forum was established to help remove barriers to wide scale wireless broadband access technology, since a standard alone is not enough to incite mass adoption of a technology. Along these lines, the WiMAX Forum works closely with internet service providers and regulators to ensure that WiMAX Forum Certified systems meet customer and government requirements.

The ultimate goal of the WiMAX Forum is to accelerate the introduction of cost effective broadband wireless internet services into the marketplace and increase its capacity for volume, speed and effective radius, although the technology is not proven.

It is expected that WiMAX technology will allow entire cities to become zones where portable outdoor broadband wireless internet access is available throughout.

For businesses, in places like Mexico, we hope that WiMAX will provide a cost-effective broadband access alternative. Since most businesses are not zoned for cable, their only option for broadband service is from the local telecommunications provider, creating a monopoly situation for the current internet providers. The ease of deployment for WiMAX Forum Certified systems can benefit enterprises by bringing new competition into the marketplace and lowering prices, or by enabling enterprises to set up their own private networks. This is especially relevant for industries like gas, mining, agriculture, transportation, construction and others that operate in remote locations.

For some residential customers in suburban and rural areas (where DSL or cable modem service is not available), WiMAX can provide the ability to finally have the broadband access they need. This is particularly true in developing countries, such as Mexico, where traditional telecom infrastructure is not readily accessible.

WiMAX and Wi-Fi are expected to coexist and become increasingly complementary technologies for their respective applications.

Currently, wireless broadband networks using WiMAX technology are in the trial and testing phase in a number of different locations across the world. Currently nine different companies have received certification from the WiMAX Forum to begin selling their hardware, they include; Airspan, Aperto Networks, Axxcelera Broadband Wireless, Proxim Wireless, Redline Communications, SEQUANS Communications, Siemens and WaveSat. We intend to obtain our hardware from one of these suppliers. We do not, as of yet, have agreements for the supply of hardware from any of these companies.

Business Overview

We have leased space on three existing tall buildings where we will install and maintain our base stations. The base stations will be connected to the internet through a wired connection called a backhaul. We plan to purchase access to the internet through various primary suppliers depending on the area. We further plan to re-sell this internet access to businesses who desire to access the internet through our broadband wireless network. Users will be required to rent or purchase a subscriber unit from us in order to connect to our service. We intend to use one of the following frequencies; 2.4, 5.2 to 5.8MHz.

Pricing

We plan on charging customers the following fee’s for our services

•	Basic installation fee between $250 and $1,000, depending on the complexity of the installation

•	Monthly equipment rental fee between $50 and $75

•	Monthly bandwidth fee between $300 and $500

Usage fee of $5 per gigabyte – if the customer exceeds given bandwidth

Plan Of Operations

From the date of our incorporation on October 10, 2005 to September 30, 2006, we have been a start up company and have not generated any revenue. We hope to generate revenue from operations by the end of June 2007.

We are currently taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our Company more readily able to attract future financing. Our SB-2 registration statement has been effective since September 22, 2006. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow him to make a market in our shares of common stock. As of the date of this report, we do not know of a market maker who intends to file a Form 15c-211 for our company and there is no assurance that any market maker ever will. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of becoming a publicly reporting company will be approximately $50,000. Such annual costs will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

We will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use our available funds to fund our working capital requirements, as follows:

•	We intend to purchase one base station and two subscriber units from WiMAX Forum Certified suppliers. The anticipated cost will be approximately $25,000.

•	We have signed three separate lease agreements with building owners that will allow us access to rooftops to place the base stations and subscriber units. The rent will be approximately $500 per month per rooftop, for a total cost of $6,000 over the next twelve months.

•	We intend to enter into an agreement with a internet service provider in Tijuana to provide an internet connection to our base station. We anticipated the cost to initially be $1,000 a month, for a total cost of $12,000 over the next twelve months.

•	We intend to lease an office in Tijuana, which will serve as a base of operations for our wireless broadband network. The anticipated rent will be approximately $1,000 per month, for a total cost of $12,000 over the next twelve months.

•	We plan to hire up to four employees, including one computer technician, one salesperson, and two service installers. The anticipated cost will be approximately $8,500 per month, for a total cost of $102,000 over the next twelve months.

•	We plan to implement a sales, marketing and promotional plan. Initially, we plan to hire one senior salesperson who will directly approach businesses in Tijuana and implement a marketing plan, which he will develop. As the network expands and we acquire customers more direct sales people will be hired.

The costs will be the hiring of sales people which will be initially $4,000 a month per sales person. The anticipated overall cost of our sales, marketing and promotional plan will be approximately $73,000 over the next twelve months.

•	We anticipate we will become a public company within the next 12 months. The cost of maintaining our Company as a public company will be approximately $50,000 over the next twelve months.

The table below summarizes our anticipated expenditures for the next twelve months.

Program	Cost
Purchase of Hardware	$25,000
Tall Building/Tower Lease	$6,000
Internet Connection to our Base Station	$12,000
Office Lease	$12,000
Employee Contracts	$102,000
Sales, Marketing and Promotional Plan	$73,000
Costs of becoming and remaining a public company	$50,000
Total	$280,000

Target Market

Our target market is potentially any business that requires an internet connection. However we will initially seek out businesses with whom our directors and officers already have business relationships to develop our customer base.

Sales, Marketing and Promotional Strategies

In order to sell and promote our network we plan to implement the following sales, marketing and promotional strategies over the next twelve months.

•	Direct Sales Model: We plan to use a direct sales model. This will involve hiring sales people and having them sell our services directly to businesses. Leads will be generated through our marketing programs.

•	Referral Program: We plan to implement a referral program for businesses and individuals who recommend our services.

•	Real Estate Agents/Developers Program: We plan on creating a program that will allow us to build relationships with real estate agents, property owners and developers. Through these relationships, we will receive information on new tenant leases, so that our sales staff can contact potential customers.

•	Reseller Alliance Program: We plan to develop a reseller alliance program permitting other telecommunication companies to purchase connections from Hola Communications wholesale and resell the services as their own. The resellers will then be responsible for front-line technical support.

•	Free, Limited Access to Network: We plan to offer free, but limited, access to our wireless broadband network throughout downtown Tijuana. Individuals using the network will be directed to general information about our products and services. This free service will be separate from the enhanced wireless broadband network which will offer paying subscribers higher bandwidths, a secure connection, along with a number of other services.

•	Sponsorship Program: We plan to provide both immediate and temporary high bandwidth solutions to events such as conferences, trade shows and sporting events.

Government regulations on business

To operate an internet service business in Mexico, we first must obtain government approval in order to establish the required wireless broadband network. We have begun the application process for the necessary government permits but have not yet completed our applications. We expect the process to be finalized in the next two months and we cannot at this time estimate how much it will cost because the process and fee schedule are undergoing modifications. Once the permit-stage is finalized, we will apply to the Federal Communication Commission of Mexico for final regulatory approval.

Competition

In the north western region of Mexico, there are currently four companies, Axtel, Telnor, G-Tel and TelMex who offer fixed broadband internet access. Telnor and G-Tel also provide local phone service, long distance and cellular services in the area.

In addition, major multi national telecommunication companies are currently in the development and testing phases of WiMAX wireless broadband networks in various locations around the world. These companies have significant income and capital resources and we would not likely be able to compete effectively against them at this time if they expanded into the Mexican market. However, these companies have focused their attention on North America, Europe and Asia. We believe that we may be able to establish ourselves in north western Mexico before these larger companies attempt to do so. In that way, we hope to maintain a competitive advantage in this area.

No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or services or introduce new products and services that will offer superior price or performance features. We expect our competitors to offer new and existing products and services at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products and services, or otherwise, in the future.

Liquidity and Capital Resources

We had cash of $75,154 as of September 30, 2006 compared to cash of $103,975 as of March 31, 2006. We had a working capital of $70,154 as of September 30, 2006 compared to a working capital of $101,866 as of March 31, 2006.

Operating Expenses

We incurred operating expenses in the amount of $30,912 for the six month period ending September 30, 2006.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $280,000 over the next twelve months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our online financial media. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Financings

In order to carry on our plan of operations, we believe that we will need $280,000 in additional financing in the next 12 months. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our online financial media, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Operations

Our primary objectives in the twelve-month period ending September 30, 2007 will be to adopt WiMAX technology for our network to offer customers a wide coverage, high speed, and inexpensive internet service.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS 153-“Exchanges of Nonmonetary Assets”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair vale of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impart on the Company's financial position or statement of operations.

In May 2005, the FASB issued FAS 154-“Accounting for Certain Marketable Securities”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, among other matters, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not for being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 shall be effective as of January 1, 2007. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R, “Stock-Based Payment”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We do not currently have a stock option plan.

Our significant accounting policies are disclosed in Note 4 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Carlos Alfonso Bustamante. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2006 we completed a private placement offering of 2,000,000 shares of common stock to thirty five (35) investors at a price of $0.05 a share, for the aggregate proceeds of $100,000. The private placement offerings was made by us pursuant to Rule 903 of Regulation S of the Securities Act of 1933 to thirty five non-U.S. persons in offshore transactions.

In March 2006, we issued 3,000,000 shares of common stock to one of the company’s named executive officers at a price of $0.001 per share for the aggregate proceeds to the company of $3,000. The subscription agreement was made by us pursuant to Regulation D of the Securities Act of 1933.

In March 2006, we issued 1,000,000 shares of common stock to one of the company’s named executive officers at a price of $0.001 per share for the aggregate proceeds to the Company of $1,000. The subscription agreement was made by us pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

Item 3. Default upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None.

Item 6 .  Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2/A filed September 7, 2006)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2/A filed September 7, 2006)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLA COMMUNICATION, INC.

By:	/s/ Carlos Alfonso Bustamante
Carlos Alfonso Bustamante President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Date: November 14, 2006