Form 10QSB
period 2006-12-31
HOLA COMMUNICATIONS INC.
filed 2007-02-14
CIK 1374845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,000,000 shares of common stock issued and outstanding as of February, 14 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Hola Communications, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations for the three and nine month periods ended December 31, 2006 and for the period from inception (October 10, 2005) to December 31, 2006 and its cash flows for the nine month period ended December 31, 2006 and for the period from inception (October 10, 2005) to December 31, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheets - Unaudited

ASSETS
	December 31,	March 31,
	2006	2006
CURRENT ASSETS
Cash	$ 30,463	$ 103,975
Prepaid expenses	-	2,891
Total current assets	30,463	106,866

Property and equipment	35,000	-

Total assets	$ 65,463	$ 106,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 3,281	$ -
Notes payable - related party	5,000	5,000
Total current liabilities	8,281	5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized,
6,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	98,000	98,000
Deficit accumulated during development stage	(46,818)	(2,134)
Total stockholders' equity	57,182	101,866

Total liabilities and stockholders' equity	$ 65,463	$ 106,866

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statement of Operations - Unaudited
			For the period
			October 10, 2005
			(inception) to
	Three months ended	Nine months ended	December 31,
	December 31, 2006	December 31, 2006	2006

COSTS AND EXPENSES
General & administrative expenses	$ 12,972	$ 43,884	$ 46,018

INCOME TAXES	-	800	800

NET LOSS	$ (12,972)	$ (44,684)	$ (46,818)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statement of Cash Flows - Unaudited

		For the period
	For the Nine	October 10, 2005
	months ended	(inception) to
	December 31,	December, 31
	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (44,684)	$ (46,818)
Changes in operating assets and liabilities:
Prepaid expenses	2,891	-
Accounts payable	3,281	3,281

Net cash used in operating activities	(38,512)	(45,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,000)	(35,000)

Net cash used in investing activities	(35,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	104,000
Proceeds from issuance of note payable	-	5,000

Net cash provided by financing activities	-	109,000

Net (decrease) increase in cash	(73,512)	30,463

Cash and cash equivalents, beginning of period	103,975	-

Cash and cash equivalents, end of period	$ 30,463	$ 30,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ 800	$ 800

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Hola Communications, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 2005 and adopted a fiscal year end of March 31. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California, starting in Tijuana, Mexico.  The Company’s goal is to be one of the leading providers of broadband wireless access in several metropolitan markets in Northern Mexico and Southwestern California. To implement its business plan, significant additional financing will be required and the Company will need to be successful in its efforts to deploy its planned metropolitan wireless network and attract the required customer base.

The Company is in the development stage. Through December 31, 2006, the Company had not commenced operations, and its activities have been limited primarily to organization, raising capital, acquiring equipment and development of its business plan.

Interim Financial Statements

The balance sheet as of December 31, 2006, the statements of operations for the three and nine months ended December 31, 2006 and for the period October 10, 2005 (inception) to December 31, 2006 and the statements of cash flows for the nine months ended December 31, 2006 and for the period October 10, 2005 (inception) to December 31, 2006, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of March 31, 2006 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007. Operating results and cash flows for the period October 10, 2005 (inception) to December 31, 2005 have not been presented herein, as such activities during this period were insignificant. These financial statements should be read in conjunction with the Company’s March 31, 2006 financial statements and notes thereto.

NOTE 2 - LIQUIDITY AND GOING CONCERN

During the period October 10, 2005 (inception) to December 31, 2006, no revenue was generated, and the Company incurred an accumulated deficit of $46,818. During this period the Company raised an aggregate of $104,000 through private placements of common stock, and as of December 31, 2006, has a working capital balance of approximately $22,182. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2007 the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements on the accrual basis of accounting requires estimating some of the amounts reported. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. None of the property and equipment has been placed in service as of December 31, 2006, and accordingly, no depreciation expense has been recognized through this date.

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

NOTE 4 - NOTE PAYABLE - RELATED PARTY

The Company has a note payable to a stockholder and officer of the Company totaling $5,000 resulting from payments made by him on behalf of the Company prior to the completion of the private placement in March 2006 (see Note 5). The note is due on demand, and there is no stated interest rate.

NOTE 5 - CAPITAL STOCK

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and determine the rights, preferences, and privileges of any such series. No preferred stock was issued or outstanding as of December 31, 2006.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on our financial position or results of operation.

Leveraged Leases

In July 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs. The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes. We are required to adopt FSP 13-2 effective January 1, 2007. The cumulative effect of initially adopting this FSP will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. FSP 13-2 is not expected to have any impact on our financial position, results of operation or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157, but we do not expect it to have a material impact on our financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). We are currently assessing the impact of SAB 108, but we do not expect it to have a material impact on our financial position and results of operations.

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

We have not generated any revenues since our incorporation and we will, in all likelihood, incur operating expenses without revenues until our wireless broadband networks are fully developed and operational. We had cash in the amount of $30,4693 as of December 31, 2006. We estimate our average monthly operating expenses will be approximately $25,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully earn or acquire enough money to develop our wireless broadband network and as a result we may be forced to discontinue our business. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in securities analysts estimates of our financial performance;
•	changes in general economic conditions and in the telecommunications industry;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new products or services; and,
•	the loss of key management.

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

FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the financial statements for the nine month period ended December 31, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “Hola” refer to Hola Communications, Inc.

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

Services Overview

Technology Overview

Many wireless broadband networks are currently based on WiFi technology, also known as the 802.11 standard. A WiFi network provides internet access to users by transmitting data through radio frequencies. A WiFi network works in the following way; a router or access point that is connected to a broadband internet connection receives data and translates it into radio frequencies. The router or access point transmits the data using a small antenna, to computers that are equipped with wireless adapters. A connection is established between the router or access point and the computer, allowing users to access the internet by receiving and transferring data. The router is able to provide internet coverage to users up to radius of 30 meters. Many businesses and residences use WiFi technology to establish what are known as “hot zones”, whereby any user whose computer contains a WiFi compatible wireless adapter is able to access the internet as long as they are within the router’s range.

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

For busineses, in places like Mexico, we hope that WiMAX will provide a cost-effective broadband access alternative. Since most businesses are not zoned for cable, their only option for broadband service is from the local telecommunications provider, creating a monopoly situation for the current internet providers. The ease of deployment for WiMAX Forum Certified systems can benefit enterprises by bringing new competition into the marketplace and lowering prices, or by enabling enterprises to set up their own private networks. This is especially relevant for industries like gas, mining, agriculture, transportation, construction and others that operate in remote locations.

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

Usage fee of $5 per gigabyte – if the customer exceeds given bandwidth

Plan Of Operations

From the date of our incorporation on October 10, 2005 to December 31, 2006, we have been a start up company and have not generated any revenue. We hope to generate revenue from operations by the end of June 2007.

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

Liquidity and Capital Resources

At December 31, 2006, we had working capital of $22,182.

At December 31, 2006, our total current assets were $30,463 which consisted of cash of $30,463.

At December 31, 2006, our total current liabilities were $8,281.

Operating expenses for the nine months ended December 31, 2006 were $43,884.

For the nine months ended December 31, 2006, we posted losses of $44,684 and to $46,818 since incorporation. The principal components of the loss for the nine months ended December 31, 2006 were general and administrative expenses and taxes.

At December 31, 2006, we had cash on hand of $30,463.

Operating Expenses

We incurred operating expenses in the amount of $43,884 for the nine month period ending December 31, 2006.

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

Future Operations

Our primary objectives in the twelve-month period ending December 31, 2007 will be to adopt WiMAX technology for our network to offer customers a wide coverage, high speed, and inexpensive internet service.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, among other matters, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

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

Our significant accounting policies are disclosed in Note 3 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Carlos Alfonso Bustamante. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On November 28, 2006, we received notification of Peterson & Co., LLP, our independent registered public accounting firm, that Peterson has consummated a merger with Squar, Milner, Miranda & Williamson, LLP. Squar Milner, Miranda & Williamson, LLP, which is located in Newport Beach, California, is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP. Our Board of Directors has approved the change of accountants to Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered firm of Certified Public Accountants based on the merger.

Item 6	.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2/A filed September 7, 2006)
3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2/A filed September 7, 2006)
(10)	Material Contracts
10.1	Form of Lease Agreement (incorporated by reference from our registration statement on Form SB-2/A filed September 7, 2006)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLA COMMUNICATIONS, INC.

By:	/s/ Carlos Alfonso Bustamante
Carlos Alfonso Bustamante
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: February 14, 2007