Form 10KSB
period 2007-03-31
HOLA COMMUNICATIONS INC.
filed 2007-07-06
CIK 1374845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [	] to [	]

Commission file number  333-137174

HOLA COMMUNICATIONS INC.
(Name of small business issuer in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103-3065 Beyer Boulevard, San Diego, CA	92154
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  619-690-2622

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Not applicable as the OTC Bulletin Board has not reported the high or low bid prices for our common shares up to the current date.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

6,000,000 common shares issued and outstanding as of the close of business July 3, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Note Regarding Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	a continually changing technology and the ability to keep up to date;
•	risks that the technology will not perform to our expectations;
•	risks related to tax assessments;
•	political and regulatory risks associated with doing business in Mexico;
•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Hola" mean Hola Communications Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 103-3065 Beyer Boulevard, San Diego CA 92154 and our telephone number is (619) 690-2622.

Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

Our common stock is quoted on the OTC Bulletin Board under the symbol "HLAC".

Our Current Business

General Overview

We were incorporated under the name of Hola Communications Inc. under the laws of the State of Nevada on October 10, 2005. Our principal executive office is located at Suite #103 - 3065 Beyer Boulevard, San Diego, California, U.S.A. 92154. Our telephone number is (619) 661-2171. We maintain a website at www.hola-communications.com. Information contained on our website does not form part of this annual report.

Our Company was formed to provide wireless broadband internet access in northern Mexico and south-western California, starting in Tijuana, Mexico, with plans to expand to Mexicali, Mexico and other cities in the region. Adopting WiMAX technology, we plan to provide customers a wide coverage, high capacity and cost effective internet service. We are in the development stage of operations, as at March 31, 2007 we have not commenced operations and our activities have been limited to organization, raising capital, and development of our business plan. To implement our business plan, significant additional financing will be required.

During the period October 10, 2005 (inception) to March 31, 2007, no revenue was generated, and we incurred a net loss of $71,480. As of March 31, 2007, we have a working capital deficit of $2,480. During the next 12 months we intend to raise additional equity financing to fund future operations.

Technology Overview

Many wireless broadband networks are currently based on WiFi technology, also known as the 802.11 standard. A WiFi network provides internet access to users by transmitting data through radio frequencies. A WiFi network works in the following way; a router or access point that is connected to a broadband internet connection receives data and translates it into radio frequencies. The router or access point transmits the data using a small antenna, to computers that are equipped with wireless adapters. A connection is established between the router or access point and the computer, allowing users to access the internet by receiving and transfering data. The router is able to provide internet coverage to users up to radius of 30 meters. Many businesses and residences use WiFi technology to establish what are known as “hot zones”, whereby any user whose computer contains a WiFi compatible wireless adapter is able to access the internet as long as they are within the router’s range. A diagram illustrating the process is as follows.

A WiFi wireless broadband network is an easy and cost effective way to provide internet access to users, but it is limited because it can only provide internet coverage to users within a relatively small radius.

WiMAX Wireless Broadband Networks

WiMAX, also known as the 802.16 standard, is an emerging technology that, like WiFi, provides internet access to users by transmitting data through radio frequencies.

A WiMAX wireless broadband network works in the following way; a base station that is connected to a fixed broadband internet connection receives data and translates it into radio frequencies. The base station sends the data, using a large antenna, to computers that are equipped with a subscriber unit. A connection is established between the base station and the subscriber unit and users are able to access the internet by receiving and transferring data. The data received and transferred between the base station and the subscriber unit uses encrypted data keys to prevent unauthorised users from stealing access. A diagram illustrating the process is as follows:

ATM stands for “Asynchronous Transfer Mode”, a high bandwidth, High speed, controlled-delay fixed-size packet switching and transmission system integrating multiple data types (voice, video, and data). ATM Uses fixed-size packets also known as "cells," so ATM is also often referred to as "cell relay".

Frame Relay refers to a high-speed packet switching protocol popular in networks, including WANs, LANs, and LAN-to-LAN connections across vast distances.

The organization that is responsible for overseeing the standardisation of WiMAX technology is the WiMAX Forum. The WiMAX Forum is an organization of more than 350 leading internet service providers and communications component and equipment companies. The WiMAX Forum’s mandate is to promote and certify the compatibility and interoperability of broadband wireless access equipment that conforms to the 802.16 standard. The WiMAX Forum was established to help remove barriers to wide scale wireless broadband access technology, since a standard alone is not enough to incite mass adoption of a technology. Along these lines, the WiMAX Forum works closely with internet service providers and regulators to ensure that WiMAX Forum Certified systems meet customer and government requirements.

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

Business Overview

We plan to lease space on three existing tall buildings where we will install and maintain our base stations. The base stations will be connected to the internet through a wired connection called a backhaul. We plan to purchase access to the internet through various primary suppliers depending on the area. We further plan to re-sell this internet access to businesses who desire to access the internet through our broadband wireless network. Users will be required to rent or purchase a subscriber unit from us in order to connect to our service. We intend to use one of the following frequencies; 2.4, 5.2 to 5.8MHz.

Pricing

We plan on charging customers the following fee’s for our services

-	Basic installation fee between $250 and $1000, depending on the complexity of the installation.
-	Monthly equipment rental fee between $50 and $75
-	Monthly bandwidth fee between $300 and $500
-	Usage fee of $5 per gigabyte – if the customer exceeds given bandwidth

Competition

In the north western region of Mexico, there are currently four companies, Axtel, Telnor, G-Tel and TelMex who offer fixed broadband internet access. Telnor and G-Tel also provide local phone service, long distance and cellular services in the area.

In addition, major multi national telecommunication companies are currently in the development and testing phases of WiMAX wireless broadband networks in various locations around the world. These companies have significant income and capital resources and we would not likely be able to compete effectively against them at this time if they expanded into the Mexican market. However, these companies have focussed their attention on North America, Europe and Asia. We believe that we may be able to establish ourselves in north western Mexico before these larger companies attempt to do so. In that way, we hope to maintain a competitive advantage in this area.

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

Competitive Advantages

We believe that our wireless broadband network will have the following advantages

•	Cost Effectiveness:

We plan on offering cost-effective internet access because of our lower infrastructure and deployment costs. We anticipate that the installation costs for our network will be less than fixed broadband internet access, which often requires extensive installation time to lay cables and, in some instances, ripping up of buildings or streets.

•	Reliability

Our network is designed to allow a higher level of reliability and quality of service than other internet options in Mexico. We plan on having multiple base stations, which will allow us to shift traffic from one area to another in case of system failure.

•	Symmetrical High Speed Connections:	We intend to develop a symmetrical network, which may allow customers to send and receive information at the same high speed even during peak network usage periods.
•	Quick Installation Times:	Our network will take less time to install compared to traditional modem or cable based internet connections. As a result we can complete installation within days, not weeks or months.
•	Rapid Scalability:	We plan to develop a network that has the potential to increase capacity on demand, within seconds, if a customer needs increased bandwidth,
•	Access to Exclusive Rooftop Contracts:

We have entered into exclusive, multi-year, renewable contracts with owners of tall buildings or towers to ensure that we have the best locations to place our transmitting stations.

These contracts will also act as a barrier to competition towards other companies who may wish to establish their own wireless broadband networks.

Target Market

Our target market is potentially any business that requires an internet connection. However we will initially seek out businesses with whom our directors and officers already have business relationships to develop our customer base.

Sales, Marketing and Promotional Strategies

In order to sell and promote our network we plan to implement the following sales, marketing and promotional strategies:

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

The resellers will then be responsible for front-line technical support.

•	Free, Limited Access to Network;

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

Employees

As of March 31, 2007, our company did not have any employees.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

1.   We have not generated any revenue from our business and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further development of our wireless broadband network and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing in the approximate amount of $250,000 for the 12 month period. We plan to raise this money through additional equity financing. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and develop our wireless broadband network, which might result in the loss of some or all of your investment in our common stock.

2.  The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will, in all likelihood, incur operating expenses without revenues until our wireless broadband networks are fully developed and operational. We had cash in the amount of $3,866 as of March 31, 2007. Beginning in November, 2007, we estimate our average monthly operating expenses will be approximately $25,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully earn or acquire enough money to develop our wireless broadband network and as a result we may be forced to discontinue our business. These circumstances raise substantial doubt about our ability to continue as a going concern.

3.  We have no operating history on which to base an evaluation of our business and prospects.

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

4.   Our current directors and officers do not have experience developing wireless broadband networks therefore we will need to hire additional employees with the requisite technological knowledge or we will not be able to advance our business plan.

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

5.   Our business depends in part on the internet functioning efficiently and the belief of our customers that they can rely on the internet. If the internet does not function efficiently or there is a loss of confidence in the internet, our business could fail and investors could lose their entire investment.

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

Risks Related to our Business

6.   WiMAX technology is still in the trial and testing phase and as a result may not live up to given expectations. The WiMAX technology is not guaranteed to work for us in the way we want it to. As a result, our business could fail and investors could lose their entire investment.

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

7.  We need government approval and must conform with governmental regulations in order to establish a wireless broadband network in Tijuana, Mexico. If Mexican government approval is not given, or we can not conform under Mexican governmental regulations, then there is a risk that our company could possibly cease operation and investors could lose their entire investment.

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

8.   Flaws in our future technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth or cause our business to fail.

Our services may be disrupted by technological problems, such as software or hardware malfunctions or the overloading of our network. As a result or such disruptions, we may lose customers and our business may suffer or fail, causing investors to lose their investment.

9.   As a wireless broadband internet service company, we are in an intensely competitive industry and failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

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

10.  Our industry is characterized by rapid technological change and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

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

Risks Related to our Securities

11.  The terms of any future financing may adversely affect your interest as stockholders

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue will likely be senior with regard to the payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may decrease the value of your investment

12.  We do not intend to pay dividends and there will be fewer ways in which you can obtain a return on any investment in our Company.

We have never paid cash dividends and currently do not intend to pay cash dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our Company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

13.  Trading of our stock is restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardised risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules will discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline.

14.  NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

15.  Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

The address of our principal executive office is Suite #103 - 3065 Beyer Boulevard, San Diego, California, USA 92154. Our telephone number is (619) 661-2171. We lease the office facility, which is approximately 500 square feet in size, on a month to month basis. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "HLAC". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our March 31, 2007 fiscal year, there were only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of July 3, 2007, there were 32 holders of record of our common stock. As of such date, 6,000,000 common shares of our company were issued and outstanding.

Dividend Policy

Since the inception of our Company, we have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On March 2006 we completed a private placement offering of 2,000,000 shares of common stock to thirty five (35) investors at a price of $0.05 a share, for aggregate proceeds of $100,000. The private placement offering was made by us pursuant to Rule 903 of Regulation S of the Securities Act of 1933 to thirty five non-U.S. persons in offshore transactions.

In March 2006, we issued 3,000,000 shares of common stock to one of the company’s named executive officers at a price of $0.001 per share for aggregate proceeds to the Company of $3,000. The subscription agreement was made by us pursuant to Regulation D of the Securities Act of 1933.

In March 2006, we issued 1,000,000 shares of common stock to one of the company’s named executive officers at a price of $0.001 per share for aggregate proceeds to the Company of $1,000. The subscription agreement was made by us pursuant to Rule 903 of Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2007.

ITEM 6. PLAN OF OPERATION.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

From the date of our incorporation on October 10, 2005 to March 31, 2007, we have been a start up company and have not generated any revenue.

Over the next twelve months we intend to use our available funds to fund our working capital requirements, as follows:

-	We intend to purchase one base station and two subscriber units from WiMAX Forum Certified suppliers. The anticipated cost will be approximately $25,000.
-

We intend to sign three separate lease agreements with building owners that will allow us access to rooftops to place the base stations and subscriber units. The rent will be approximately $500 per month per rooftop, for a total cost of $6,000 over the next twelve months.

-

We intend to enter into an agreement with a internet service provider in Tijuana to provide an internet connection to our base station. We anticipated the cost to initially be $1,000 a month, for a total cost of $12,000 over the next twelve months.

-

We intend to lease an office in Tijuana, which will serve as a base of operations for our wireless broadband network. The anticipated rent will be approximately $1,000 per month, for a total cost of $12,000 over the next twelve months.

-

We plan to hire up to four employees, including one computer technician, one salesperson, and two service installers. The anticipated cost will be approximately $8,500 per month, for a total cost of $102,000 over the next twelve months.

-

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

-	The cost of maintaining our Company as a public company will be approximately $50,000 over the next twelve months.

The table below summarizes our anticipated expenditures for the next twelve months.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Program	Cost
Purchase of Hardware	$25,000
Tall Building/Tower Lease	6,000
Internet Connection to our Base Station	12,000
Office Lease	12,000
Employee Contracts	102,000
Sales, Marketing and Promotional Plan	73,000
Costs of remaining a public company	50,000
TOTAL	$280,000

We believe that we will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

As stated in our plan of operations, we anticipate purchasing one base-station and two subscriber units from WiMAX Forum Certified Suppliers at an estimated cost of $25,000 over the next twelve months.

Personnel Plan

As stated in our plan of operations, we anticipate hiring up to four employees over the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At March 31, 2007, we had working capital deficit of $2,480.

At March 31, 2007, we had cash on hand of $3,866.

At March 31, 2007, our total current assets were $3,866 which consisted of cash of $3,866.

At March 31, 2007, our total current liabilities were $6,346.

Operating expenses for the year ended March 31, 2007 were $68,546.

For the year ended March 31, 2007, we posted losses of $69,346 and of $71,480 since incorporation. The principal components of the loss for the year ended March 31, 2007 were general and administrative expenses and taxes.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity many only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on its financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). Adoption of SAB 108 by the Company for the fiscal year ended March 31, 2007 did not have a significant impact on its financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by the Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated July 3, 2007
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hola Communications, Inc.

We have audited the accompanying balance sheets of Hola Communications, Inc. (a development stage company) (the “Company”) as of March 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2007, for the period October 10, 2005 (Inception) to March 31, 2006, and for the period October 10, 2005 (Inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hola Communications, Inc. as of March 31, 2007 and 2006, the results of its operations and its cash flows for the year ended March 31, 2007, for the period October 10, 2005 (Inception) to March 31, 2006, and for the period October 10, 2005 (Inception) to March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported accumulated losses during the development stage, had a working capital deficiency as of March 31, 2007, and is dependent on obtaining additional financing to successfully implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California

July 3, 2007

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	March 31,	March 31,
	2007	2006
CURRENT ASSETS
Cash	$3,866	$103,975
Prepaid expenses	-	2,891
Total current assets	3,866	106,866

Property and equipment	35,000	-

Total assets	$38,866	$106,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,346	$-
Notes payable - related party	-	5,000
Total current liabilities	6,346	5,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
0 issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized,
6,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	98,000	98,000
Deficit accumulated during development stage	(71,480)	(2,134)
Total stockholders' equity	32,520	101,866

Total liabilities and stockholders' equity	$38,866	$106,866

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Statements of Operations

		For the period	For the period
		October 10, 2005	October 10, 2005
		(Inception) to	(Inception) to
	For the year ended	March 31,	March 31,
	March 31, 2007	2006	2007

COSTS AND EXPENSES
General and administrative expenses	$68,546	$2,134	$70,680

INCOME TAXES	800	-	800

NET LOSS	$(69,346)	$(2,134)	$(71,480)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Statements of Stockholders' Equity

For the Period October 10, 2005 (Inception) Through March 31, 2007

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, October 10, 2005	-	$-	$-	$-	$-

Common stock issued	6,000,000	6,000	98,000	-	104,000

Net loss	-	-	-	(2,134)	(2,134)

Balance, March 31, 2006	6,000,000	$6,000	$98,000	$(2,134)	$101,866

Net loss	-	-	-	(69,346)	(69,346)

Balance, March 31, 2007	6,000,000	$6,000	$98,000	$(71,480)	$32,520

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Statements of Cash Flows

		For the period	For the period
		October 10, 2005	October 10, 2005
	For the year ended	(Inception) to	(Inception) to
	March 31,	December, 31	March, 31
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,346)	$(2,134)	$(71,480)
Changes in operating assets and liabilities:
Prepaid expenses	2,891	(2,891)	-
Accounts payable	6,346	-	6,346

Net cash used in operating activities	(60,109)	(5,025)	(65,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,000)	-	(35,000)

Net cash used in investing activities	(35,000)	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	104,000	104,000
Proceeds from issuance (repayment) of note payable	(5,000)	5,000	-

Net cash (used) provided by financing activities	(5,000)	109,000	104,000

Net (decrease) increase in cash	(100,109)	103,975	3,866

Cash and cash equivalents, beginning of period	103,975	-	-

Cash and cash equivalents, end of period	$3,866	$103,975	$3,866
	-
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$800	$-	$800

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

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

The Company is in the development stage. Through March 31, 2007, the Company had not commenced operations, and its activities have been limited primarily to organization, raising capital, and development of its business plan.

NOTE 2 - LIQUIDITY AND GOING CONCERN

During the period October 10, 2005 (inception) to March 31, 2007, no revenue was generated, and the Company incurred an accumulated net loss of $71,480. During this period the Company raised an aggregate of $104,000 through private placements of common stock, and as of March 31, 2007, has a working capital deficit of $2,480. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2008, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect some of the amounts reported. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. None of the property and equipment has been placed in service as of March 31, 2007, and accordingly, no depreciation expense has been recognized through this date.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents and accounts payable. The recorded values of these financial instruments approximate their fair values based on their short-term nature.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 4 - NOTE PAYABLE - RELATED PARTY

In the prior year, the stockholder / officer paid a legal retainer on behalf of the Company totaling $5,000. As of March 31, 2007, the note has been paid off. There was no stated interest rate on the note.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Net operating losses	$ 28,200	$ 800
Total gross deferred tax assets	28,200	800
Less valuation allowance	(28,200)	(800)
Net deferred tax asset	$ -	$ -

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2007, the Company has available net operating loss carry forwards of approximately $71,000 for federal income tax purposes and approximately $71,000 for state income tax purposes. The net operating losses will begin expiring in 2027 and 2017 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit can not be established.

At March 31, 2007 and 2006, the Company’s tax provision consists of:

	2007	2006

Current
Federal	$ -	$ -
State	800	-
	800	-
Deferred
Federal	-	-
State	-	-
	-	-
Total	$ 800	$ -

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 5 - INCOME TAXES - CONTINUED

For the years ended March 31, 2007 and 2006, the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before provision for income taxes as follows:

	2007	2006
Computed expected federal tax benefits	$(23,300)	$(725)
State and local income taxes, net of federal benefit	(3,300)	(75)
Change in valuation reserve	27,400	800
Provision for income taxes	$800	$-

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and determine the rights, preferences, and privileges of any such series. No preferred stock was issued or outstanding as of March 31, 2007.

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

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity many only recognize or

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on its financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). Adoption of SAB 108 by the Company for the fiscal year ended March 31, 2007 did not have a significant impact on its financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by the Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its financial position and results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our former President (Former Principal Executive Officer), Carlos Alfonso Bustamante, and former Treasurer (Former Principal Financial Officer), Jose Carlos Davalos Cerda and existing President (Principal Executive Officer and Principal Financial Officer), Sean Dickenson. Based upon that evaluation, our former and existing President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at July 6, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Sean Dickenson	President, Secretary, Treasurer and a Director	33	May 3, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Sean Dickenson, President, Secretary, Treasurer and a Director

Mr. Dickenson is an Independent Financial Consultant involved in the administration of Public Companies with eight years of experience in corporate management and finance.

From September 2006 to present, Mr. Dickenson has been a Communications Consultant with Source Petroleum, Inc. From April 2003 to February 2007 he was in charge of Partner Development at Business Objects SA.

From February 2002 to April 2003, Mr. Dickenson was an Investment Advisor with RBC Dominion Securities Inc.

In 1996, Mr. Dickenson graduated from the University of Waterloo with a BA in Economics.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Carlos Alfonso Bustamante	N/A	N/A	Form 3[1]
Jose Carlos Davalos Cerda	N/A	N/A	Form 3[1]
Sean Dickenson	1[2]	N/A	N/A

1 Neither Messrs Bustamante or Cerda have filed insider reports

2 Mr. Dickenson was late filing his Form 3

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Sean Dickenson. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•	our principal executive officers;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2007; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended March 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Carlos Alfonso Bustamante Former President, and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jose Carlos Davalos Cerdo Former Secretary, Treasurer, and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreement or consulting agreement with our current director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended March 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended March 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended March 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of July 3, 2007, there were 6,000,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of July 3, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Sean Dickenson 203-2630 Arbutus Street Vancouver, BC Canada V6J 5L8	3,800,000 direct ownership	63.3%
Directors and Executive Officers as a Group	3,800,000	63.3%

Changes in Control

Sean Dickenson has acquired 3,800,000 common shares in the capital stock of the Company as of May 3, 2007. The transaction was effected pursuant to a share purchase agreement dated May 3, 2007 between Sean Dickenson, Carlos Bustamante and Jose Cerda for the purchase price of US $150,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

In the prior year, a stockholder / officer of our company paid a legal retainer on our behalf totalling $5,000. As of March 31, 2007, the note was paid off. There was no stated interest rate on the note.

Corporate Governance

We currently act with one director. As Sean Dickenson is our sole executive officer and holds approximately 63.3% of our common stock as of July 3, 2007, Mr. Dickenson is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of Sean Dickenson. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 7, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 7, 2006 and incorporated herein by reference.
10.1	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 4, 2007 and incorporated herein by reference.
21.1	Subsidiaries of Hola Communications Inc. - None
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the audit of our annual financial statements, for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $20,319 for the fiscal year ended March 31, 2007 and nil for the fiscal year ended March 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended March 31, 2007 and 2006, Squar, Milner, Peterson, Miranda & Williamson, LLP billed nil and nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended March 31, 2007 and 2006, Squar, Milner, Peterson, Miranda & Williamson, LLP billed $2,565 and nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use Squar, Milner, Peterson, Miranda & Williamson, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Squar, Milner, Peterson, Miranda & Williamson, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Squar, Milner, Peterson, Miranda & Williamson, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Squar, Milner, Peterson, Miranda & Williamson, LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLA COMMUNICATIONS INC.

By: /s/ Sean Dickenson

Sean Dickenson

President and Director

Principal Executive Officer and Principal Financial Officer

Date: July 6, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sean Dickenson

Sean Dickenson

President and Director

Principal Executive Officer and Principal Financial Officer

Date: July 6, 2007.