Form 10QSB
period 2007-06-30
HOLA COMMUNICATIONS INC.
filed 2007-08-14
CIK 1374845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 333-137174

HOLA COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 460, 734 7 Ave SW, Calgary, AB, Canada T2P 3P8
(Address of principal executive offices)
403-975-9399
(Issuer’s telephone number)
Suite #103 - 3065 Beyer Boulevard, San Diego, California, U.S.A. 92154
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 shares of common stock issued and outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Hola Communications, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations for the three month periods ended June 30, 2007 and 2006 and for the period from inception (October 10, 2005) to June 30, 2007 and its cash flows for the three month periods ended June 30, 2007 and 2006 and for the period from inception (October 10, 2005) to June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-QSB.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	June 30,	March 31,
	2007	2007
CURRENT ASSETS
Cash	$ 1,608	$ 3,866
Prepaid expenses	849	-
Total current assets	2,457	3,866

Property and equipment	35,000	35,000

Total assets	$ 37,457	$ 38,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9,598	$ 6,346
Notes payable - related party	10,000	-
Total current liabilities	19,598	6,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized
6,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	98,000	98,000
Deficit accumulated during development stage	(86,141)	(71,480)
Total stockholders' equity	17,859	32,520

Total liabilities and stockholders' equity	$ 37,457	$ 38,866

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period
			October 10, 2005
	For the three months ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

COSTS AND EXPENSES
General and administrative expenses	$ 14,661	$ 12,651	$ 85,341

INCOME TAXES	-	-	800

NET LOSS	$ (14,661)	$ (12,651)	$ (86,141)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	6,000,000	6,000,000

See accompanying notes to financial statements

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			October 10, 2005
	For the three months ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,661)	$ (12,651)	$ (86,141)
Changes in operating assets and liabilities:
Prepaid expenses	(849)	2,891	(849)
Accounts payable	3,252	4,760	9,598

Net cash used in operating activities	(12,258)	(5,000)	(77,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(35,000)

Net cash used in investing activities	-	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	104,000
Proceeds from issuance of note payable	10,000	-	10,000

Net cash provided by financing activities	10,000	-	114,000

Net (decrease) increase in cash	(2,258)	(5,000)	1,608

Cash and cash equivalents, beginning of period	3,866	98,975	-

Cash and cash equivalents, end of period	$ 1,608	$ 93,975	$ 1,608
	-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

The Company is in the development stage. Through June 30, 2007, the Company had not commenced operations and its activities have been limited primarily to organization, raising capital, and development of its business plan.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The balance sheet as of June 30, 2007, the statements of operations and cash flows for the three months ended June 30, 2007, 2006 and for the period October 10, 2005 (inception) to June 30, 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of March 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008. These financial statements should be read in conjunction with the Company’s March 31, 2007 financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-KSB with the Securities and Exchange Commission.

NOTE 3 - LIQUIDITY AND GOING CONCERN

During the period October 10, 2005 (inception) to June 30, 2007, no revenue was generated and the Company incurred an accumulated net loss of $86,141. During this period the Company raised an aggregate of $104,000 through private placements of common stock, and as of June 30, 2007, has a working capital deficit of $17,141. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2008, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. None of the property and equipment has been placed in service as of June 30, 2007, and accordingly, no depreciation expense has been recognized through this date.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard effective April 1, 2007, did not have any impact on the Company's financial position, results of operation or cash flows.

HOLA COMMUNICATIONS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 5 - NOTE PAYABLE - RELATED PARTY

During the quarter ended June 30, 2007, the Company received a loan from a stockholder officer totaling $10,000. There was no stated interest rate and the note becomes due upon demand.

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

We have not generated any revenues since our incorporation and we will, in all likelihood, incur operating expenses without revenues until our wireless broadband networks are fully developed and operational. We had cash in the amount of $1,608 as of June 30, 2007. We estimate our average monthly operating expenses will be approximately $25,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully earn or acquire enough money to develop our wireless broadband network and as a result we may be forced to discontinue our business. These circumstances raise substantial doubt about our ability to continue as a going concern.

We have no operating history on which to base an evaluation of our business and prospects.

We were incorporated on October 10, 2005 and have not yet commenced our proposed business operations or realized any revenues. As we have no operating history, we cannot evaluate our financial performance and prospects at this moment. We anticipate that we will incur increased operating costs without realizing any revenues during the period when we are establishing our network and developing a client base. For the next 12 months, we expect to spend approximately $280,000 on the operation of our company. We therefore expect to incur significant losses into the foreseeable future. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	a continually changing technology and the ability to keep up to date;
•	risks that the technology will not perform to our expectations;
•	risks related to tax assessments;
•	political and regulatory risks associated with doing business in Mexico;
•	and other risks and uncertainties related to our prospects, properties and business strategy.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Hola" mean Hola Communications Inc., unless the context clearly requires otherwise.

General Overview

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

Our Company was formed to provide wireless broadband internet access in northern Mexico and south-western California, starting in Tijuana, Mexico, with plans to expand to Mexicali, Mexico and other cities in the region. Adopting WiMAX technology, we plan to provide customers a wide coverage, high capacity and cost effective internet service. We are in the development stage of operations, as at June 30, 2007 we have not commenced operations and our activities have been limited to organization, raising capital, and development of our business plan. To implement our business plan, significant additional financing will be required.

During the period October 10, 2005 (inception) to June 30, 2007, no revenue was generated, and we incurred a net loss of $86,141. As of June 30, 2007, we have a working capital deficit of $17,141. During the next 12 months we intend to raise additional equity financing to fund future operations.

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

Business Overview

We intend to lease space on three existing tall buildings where we will install and maintain our base stations. The base stations will be connected to the internet through a wired connection called a backhaul. We plan to purchase access to the internet through various primary suppliers depending on the area. We further plan to re-sell this internet access to businesses who desire to access the internet through our broadband wireless network. Users will be required to rent or purchase a subscriber unit from us in order to connect to our service. We intend to use one of the following frequencies; 2.4, 5.2 to 5.8MHz.

Pricing

We plan on charging customers the following fees for our services:

•	Basic installation fee between $250 and $1,000, depending on the complexity of the installation;
•	Monthly equipment rental fee between $50 and $75;
•	Monthly bandwidth fee between $300 and $500;
•	Usage fee of $5.00 per gigabyte – if the customer exceeds given bandwidth.

Plan Of Operations

From the date of our incorporation on October 10, 2005 to June 30, 2007, we have been a start up company and have not generated any revenue.

Over the next 12 months we intend to use our available funds to fund our working capital requirements, as follows:

•	We intend to purchase one base station and two subscriber units from WiMAX Forum Certified suppliers. The anticipated cost will be approximately $25,000.
•

We intend to sign three separate lease agreements with building owners that will allow us access to rooftops to place the base stations and subscriber units. The rent will be approximately $500 per month per rooftop, for a total cost of $6,000 over the next 12 months.

•

We intend to enter into an agreement with an internet service provider in Tijuana to provide an internet connection to our base station. We anticipated the cost to initially be $1,000 a month, for a total cost of $12,000 over the next 12 months.

•

We intend to lease an office in Tijuana, which will serve as a base of operations for our wireless broadband network. The anticipated rent will be approximately $1,000 per month, for a total cost of $12,000 over the next 12 months.

•

We plan to hire up to four employees, including one computer technician, one salesperson, and two service installers. The anticipated cost will be approximately $8,500 per month, for a total cost of $102,000 over the next 12 months.

•

We plan to implement a sales, marketing and promotional plan. Initially, we plan to hire one senior salesperson that will directly approach businesses in Tijuana and implement a marketing plan, which he will develop. As the network expands and we acquire customers more direct sales people will be hired. The costs will be the hiring of sales people which will be initially $4,000 a month per sales person. The anticipated overall cost of our sales, marketing and promotional plan will be approximately $73,000 over the next 12 months.

•	We anticipate we will become a public company within the next 12 months. The cost of maintaining our Company as a public company will be approximately $50,000 over the next 12 months.

The table below summarizes our anticipated expenditures for the next 12 months.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Program	Cost
Purchase of Hardware	$ 25,000
Tall Building/Tower Lease	6,000
Internet Connection to our Base Station	12,000
Office Lease	12,000
Employee Contracts	102,000
Sales, Marketing and Promotional Plan	73,000
Costs of becoming and remaining a public company	50,000
Total	$280,000

Target Market

Our target market is potentially any business that requires an internet connection. However we will initially seek out businesses with whom our directors and officers already have business relationships to develop our customer base.

Sales, Marketing and Promotional Strategies

In order to sell and promote our network, we plan to implement the following sales, marketing and promotional strategies:

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

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $17,141. At June 30, 2007, our total current assets were $2,457, which included cash of $1,608. At June 30, 2007, our total current liabilities were $19,598.

Operating expenses for the three months ended June 30, 2007 totaled $14,661. For the three months ended June 30, 2007, we had a net loss totaling $14,661. Since inception, we have incurred net losses totaling $86,141. The net loss for the three months ended June 30, 2007 consisted of general and administrative expenses.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $280,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our online financial media. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Financings

In order to carry out our plan of operations, we believe that we will need $280,000 in additional financing in the next 12 months. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Future Operations

Our primary objectives in the 12-month period ending June 30, 2008 will be to adopt WiMAX technology for our network to offer customers a wide coverage, high speed, and inexpensive internet service.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer and Principal Financial Officer), Sean Dickenson. Based upon that evaluation, our President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, there were no sales of our company’s unregistered equity securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6 Exhibits.

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

HOLA COMMUNICATIONS, INC.

By: /s/ Sean Dickenson

Sean Dickenson

President and Sole Director

Principal Executive Officer and Principal Financial Officer

Date: August 14, 2007