Form 10QSB
period 2007-09-30
HOLA COMMUNICATIONS INC.
filed 2007-11-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-137174

TAMM OIL AND GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 460, 734 7 Ave SW, Calgary, AB, Canada T2P 3P8
(Address of principal executive offices)

403-975-9399
(Issuer’s telephone number)

HOLA COMMUNICATIONS, INC.
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,100,000 shares of common stock issued and outstanding as of October 26, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	September 30,	March 31,
	2007	2007
CURRENT ASSETS
Cash and cash equivalents	$74,124	$3,866
Prepaid expenses	-	-
Total current assets	74,124	3,866

PROPERTY AND EQUIPMENT	10,000	35,000

Total assets	$84,124	$38,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,635	$6,346
Notes payable - related party	10,000	-
Total current liabilities	20,635	6,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
no shares are issued and outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized,
6,100,000 and 6,000,000 issued and outstanding at
September 30, 2007 and March 31, 2007, respectively	6,100	6,000
Additional paid-in capital	197,900	98,000
Deficit accumulated during development stage	(140,511)	(71,480)
Total stockholders' equity	63,489	32,520

Total liabilities and stockholders' equity	$84,124	$38,866

See accompanying notes to financial statements.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the period
					October 10, 2005
	For the three months ended		For the six months ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

COSTS AND EXPENSES
Operating Expenses
General and administrative expenses	$29,370	$18,261	$44,031	$30,912	$114,711
Property and equipment impairment	25,000	-	25,000	-	25,000
Total Operating Expenses	54,370	18,261	69,031	30,912	139,711

INCOME TAXES	-	800	-	800	800

NET LOSS	$(54,370)	$(19,061)	$(69,031)	$(31,712)	$(140,511)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	6,044,565	6,000,000	6,022,404	6,000,000

See accompanying notes to financial statements.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			October 10, 2005
	For the six months ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,031)	$(31,712)	$(140,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Property and equipment impairment	25,000	-	25,000
Changes in operating assets and liabilities:

Fixed assets	25,000	-	25,000
Accounts payable	4,289	-	10,635

Net cash used in operating activities	(39,742)	(28,821)	(104,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(35,000)

Net cash used in investing activities	-	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	-	204,000
Proceeds from issuance of note payable	10,000	-	10,000

Net cash provided by financing activities	110,000	-	214,000

6,100,000 issued and outstanding	70,258	(28,821)	74,124

Cash and cash equivalents, beginning of period	3,866	103,975	-

Cash and cash equivalents, end of period	$74,124	$75,154	$74,124

	-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$-	$800	$800

See accompanying notes to financial statements.

HOLA COMMUNICATIONS, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Hola Communications, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California. The Company’s goal was to be one of the leading providers of broadband wireless access in several metropolitan markets in Northern Mexico and Southwestern California.

The Company is in the development stage. Through September 30, 2007, the Company had not commenced operations, and its activities have been limited primarily to organization, raising capital, and development of its business plan. As described more fully in Note 7, in October 2007 the Company determined to change the focus of business to exploration activities in the oil and gas sector, and in November 2007 the Company changed its name from Hola Communications, Inc. to Tamm Oil and Gas Corporation. To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The balance sheet as of September 30, 2007, the statements of operations and cash flows for the six months then ended and for the period October 10, 2005 (inception) to September 30, 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of March 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008. These financial statements should be read in conjunction with the Company’s March 31, 2007 financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-KSB with the Securities and Exchange Commission.

NOTE 3 – LIQUIDITY AND GOING CONCERN

During the period October 10, 2005 (inception) to September 30, 2007, no revenue was generated, and the Company incurred an accumulated net loss of $140,511. During this period the Company raised an aggregate of $214,000 through private placements of common stock and issuances of notes payable to related parties, and as of September 30, 2007, has a working capital balance of $53,489. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2008, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The Company has elected a March 31 year end.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment

Property and equipment represents communications equipment purchased, but not yet placed in service as of September 30, 2007. Accordingly, no depreciation expense has been recognized to date related to this equipment. Due to the change in business focus of the Company, as described in Note 7, an impairment charge of $25,000 was recorded during the quarter ended September 30, 2007 in order to reduce the carrying value of the equipment to its estimated realizable value at September 30, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard, effective April 1, 2007, did not have any impact on the Company's financial position, results of operations, or cash flows.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

During the prior quarter ended June 30, 2007, the Company received a loan from a stockholder officer totaling $10,000. There was no stated interest rate and the note becomes due upon demand.

NOTE 6 – COMMON STOCK

In August 2007, the Company closed a private placement consisting of 100,000 shares of the Company’s common stock at a price of $1 per share, for aggregate proceeds of $100,000. The shares were issued to a non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

NOTE 7 – SUBSEQUENT EVENTS

In October 2007, the Company decided to discontinue its efforts to develop its original business plan in the Telecom Industry and to re-direct its focus to the Oil and Gas Industry. In connection with this decision, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. 1132559 Alberta Ltd. holds a 10% interest in 57 contiguous sections of oil sands leases and 6.5 sections of oil sands permits in the Sawn Lake area of Alberta's Peace River oil. Pursuant to the Letter of Intent, the Company agreed to complete a 15:1 forward stock split and issue 15,000,000 (post split) shares of the Company's common stock to the stockholders of 1132559 Alberta Ltd.

In November 2007 the Company created a wholly owned Nevada subsidiary for the purpose of effecting a name change from Hola Communications, Inc. to Tamm Oil and Gas Corp. Also in November 2007, the company completed a fifteen for one stock split pursuant to which our issued and outstanding common stock increased from 6,100,000 to 91,500,000 and our authorized shares of common stock increased from 50,000,000 to 750,000,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

  the uncertainty of profitability based upon our history of losses;
  a continually changing technology and the ability to keep up to date;
  risks that the technology will not perform to our expectations;
  risks related to tax assessments;
  political and regulatory risks associated with doing business in Mexico;
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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our", and "Tamm" mean Tamm Oil and Gas Corp. (formerly Hola Communications, Inc.), unless the context clearly requires otherwise.

Introduction

We are an exploration stage company engaged in the acquisition, exploration, and, if warranted, development of prospective oil and gas properties. We were previously engaged in the business of providing wireless broadband internet access in several metropolitan markets in Northern Mexico and Southwestern California. Due to our inability to successfully execute on our initial business plan, we decided to change the focus of our business to exploration activities in the oil and gas sector in October, 2007.

Recent Corporate Developments

We experienced the following significant corporate developments since the completion of our quarter ended June 30, 2007:

1.	On November 7, 2007 we approved a private placement financing of up to 3,250,000 shares of our common stock at a price of $1.00 per share to non-US subscribers pursuant to Regulation S of the

Securities Act of 1933. The proceeds of the financing are intended to fund our acquisition of Alberta Co (as described below).

2.

Effective November 6, 2007, we created a wholly owned subsidiary in Nevada for the purpose of effecting a change in our corporate name from “Hola Communications, Inc.” to “Tamm Oil and Gas Corp.” by way of a short form merger. Our new stock symbol is “TAMO”. Also effective November 6, 2007, we completed a fifteen for one stock split of our authorized, issued and outstanding common stock. Pursuant to the forward stock split our issued and outstanding common stock increased from 6,100,000 to 91,500,000 and our authorized capital increased from 50,000,000 to 750,000,000.

3.

On October 17, 2007 we entered into a letter of intent (the "LOI") with the stockholders (the “Selling Stockholders”) of 1132559 Alberta Ltd. ("Alberta Co"), pursuant to which the Selling Stockholders agreed to transfer to the Company all of the issued and outstanding shares of Alberta Co held by them in consideration of which we agreed to, among other things: (i) issue 15,000,000 shares of our common stock to the Selling Stockholders; (ii) complete a 15:1 forward stock split; (iii) complete a financing of up to $3,250,000; (iv) change our name to "Tamm Oil and Gas Corp."; and (v) appoint two nominees of the Selling Stockholders to our board of directors. The LOI is further subject to the principal stockholder of the Company submitting 34,000,000 (post- split) shares for cancellation at closing. Closing of the transactions contemplated in the LOI are subject to: the satisfactory completion of the parties due diligence investigations, Alberta Co preparing financial statements required under applicable securities laws, and the parties entry into a definitive agreement containing customary terms and representations for such agreements. Alberta Co is a private company incorporated under the laws of Alberta. Alberta Co holds a direct working interest of 10% in 63 sections of Oilsands leases in an area known as Sawn Lake in Northern Alberta.

4.	Due to our inability to successfully execute on our initial business plan, we decided to change the focus of our business to exploration activities in the oil and gas sector in October, 2007.

5.

On August 10, 2007, we closed a private placement consisting of 100,000 of our common shares at a price of US $1.00 per share for aggregate proceeds of $100,000. We issued the shares to a subscriber that represented they were not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Corporate History

We were incorporated in the State of Nevada on October 10, 2005. Our resident agent is The Corporation Trust Company of Nevada located at 6100 Neil Road, Suite 500, Reno, NV 89511.

Plan of Operation

Our plan of operation for the next twelve months is to complete the acquisition of 1132559 Alberta Ltd., of which there is no assurance, and continue to develop the oil and gas business of Alberta Co in the Sawn Lake area of Northern Alberta. We also intend to acquire other oil and gas properties over the next twelve months.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Expense	Amount
Accounting	$100,000
Lease maintenance on three wells	60,000
Office space	12,000
legal fees	50,000
travel expenses	20,000
general and administration	12,000
Total	$254,000

We intend to complete a private placement financing of up to 3,250,000 shares of our common stock at a price of $1.00 per share to fund the acquisition of Alberta Co and our working capital requirements for the next twelve months. There is no assurance that the financing will be completed as planned or at all. We have not been successful raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results Of Operations

Second Quarter and Six Month Summary

	Second Quarter Ended			Six Months Ended
		September 30,			September 30

			Percentage			Percentage
	2007	2006	Increase/	2007	2006	Increase/
			Decrease			Decrease
Revenue	--	--	--	--	--	--
Operating Expenses	54,370	18,261	198%	69,031	30,912	123.3%
Interest and Dividend Income	--	--	--	--	--	--
Income Taxes	--	800	100%	--	800	100%
Net Loss	(54,370)	(19,061)	389%	(69,031)	(31,712)	117.7%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the six months ended September 30, 2007 were $69,031 in 2007 as compared to $30,912 for the six months ended September 30, 2006. Operating expenses for the six months ended September 30, 2007 increased by 123.3% as compared to the comparative period in 2006 primarily as a result of increased professional and administrative expenses associated with our ongoing reporting obligations under the Securities Exchange Act of 1934.

Due to the change in business focus of the Company, an impairment charge of $25,000 was recorded during the quarter ended September 30, 2007 in order to reduce the carrying value of the equipment to its estimated realizable value at September 30, 2007.

Liquidity and Capital Resources

Working Capital

	As at September	As at March 31,	Percentage
	30, 2007	2007	Increase / (Decrease)
Current Assets	74,124	3,866	1,817%
Current Liabilities	20,635	6,346	225.2%
Working Capital	53,489	(2,480)	2,257%

Cash Flows

	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows used in Operating Activities	(39,742)	(28,821)
Cash Flows used in Investing Activities	--	--
Cash Flows provided by Financing Activities	110,000	--
Net Increase in Cash During Period	70,258	(28,821)

We will require additional financing in order to enable us to complete the proposed acquisition of Alberta Co and proceed with our plan of operation, as discussed above, including approximately $254,000 over the next twelve months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our oil and gas business. We anticipate our operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Financings

In order to carry out our plan of operations, we believe that we will additional financing in the next 12 months in order to complete our anticipated business plan. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing other than as described above under “Plan of Operation”, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have identified certain accounting policies, described below, that are most important to the understanding and evaluating our current financial condition and results of operations.

Going Concern

During the period October 10, 2005 (inception) to September 30, 2007, no revenue was generated and the Company incurred an accumulated net loss of $140,511. During this period the Company raised an aggregate of $214,000 through private placements of common stock and notes payable from related parties, and as of September 30, 2007, has a working capital deficit of $53,489. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

Property and Equipment

Property and equipment represents communications equipment purchased, but not yet placed in service as of September 30, 2007. Accordingly, no depreciation expense has been recognized to date related to this equipment. Due to the change in business focus of the Company, as described in Note 7, an impairment charge of $25,000 was recorded during the quarter ended September 30, 2007 in order to reduce the carrying value of the equipment to its estimated realizable value at September 30, 2007.

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

Recently Issued Accounting Standards

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

RISKS AND UNCERTAINTIES

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

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any revenues from our operations. We will not be able to generate significant revenues in the immediate future and our management expects operating expenses to increase substantially over the next 12 months because of our increased oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. In addition to our proposed financing of $3,250,000, we may need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business since October, 2007 and our company does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Market conditions or operation impediments may hinder our access to oil and gas markets or delay our potential production.

The marketability of potential production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, even if drilling results are positive in certain areas of our oil and gas properties, a new gathering system may need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

  inadequate pipeline transmission facilities or carrying capacity;
  government regulation of natural gas and oil production;
  government transportation, tax and energy policies;
  changes in supply and demand; and
  general economic conditions.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We currently have one executive officer and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

  the success of our planned projects;
  success in locating and producing reserves; and
  prices of natural gas and oil.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect on our business, financial condition and results of operations.

If we obtain additional financing, our existing stockholders may suffer substantial dilution or we may not have sufficient funds to pay the interest on our current or future debt.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

Additional debt financing could lead to:

  a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
  being more vulnerable to competitive pressures and economic downturns; and
  restrictions on our operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings, or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange additional financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, provincial and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on our activities. We are unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and gas exploration and development is subject to substantial regulation under federal, provincial, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

To the extent that we establish oil and gas reserves, we will be required to replace, maintain or expand our oil and gas reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future oil and gas production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

  weather conditions in the United States and wherever our property interests are located;
  economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;
  actions by OPEC, the Organization of Petroleum Exporting Countries;
  political instability in the Middle East and other major oil and gas producing regions;
  governmental regulations, both domestic and foreign;
  domestic and foreign tax policy;
  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
  the price of foreign imports of oil and gas;
  the cost of exploring for, producing and delivering oil and gas;
  the discovery rate of new oil and gas reserves;
  the rate of decline of existing and new oil and gas reserves;
  Available pipeline and other oil and gas transportation capacity;
  the ability of oil and gas companies to raise capital;
  the overall supply and demand for oil and gas; and
  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Exploratory drilling involves many risks that are outside our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, sour gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

The success of our business depends upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

  the timing and amount of capital expenditures;
  the operator's expertise and financial resources;
  approval of other participants in drilling wells;
  selection of technology;
  the rate of production of the reserves; and
  the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

The majority of our present and future assets are intended to be located in Alberta, Canada, and our sole director and officer is a resident of Canada and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against our Canadian assets or our director predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the previous quarter, we completed the following sales of securities:

  On August 10, 2007, we closed a private placement consisting of 100,000 of our common shares at a price of US $1.00 per share for aggregate proceeds of $100,000. We issued the shares to a subscriber that represented they were not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 7, 2006 and incorporated herein by reference.

3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 7, 2006 and incorporated herein by reference.

3.3*	Articles of Merger dated November 6, 2007

3.4*	Certificate of Change dated November 6, 2007

4.1	Specimen share certificate, filed as an exhibit to the registration statement on Form 8-A12G filed with the Commission on October 27, 2007 and incorporated herein by reference.

10.1	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 4, 2007 and incorporated herein by reference.

10.2	Form of subscription agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on August 17, 2007 and incorporated herein by reference.

10.3

Letter of Intent between Hola Communications, Inc. and 1132559 Alberta Ltd. dated October 17, 2007 filed as an exhibit to the current report on Form 8-K filed with the Commission on October 24, 2007 and incorporated herein by reference.

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

TAMM OIL AND GAS CORP.

By: /s/ Sean Dickenson
Sean Dickenson
President, Secretary, Treasurer and Sole Director
Principal Executive Officer and Principal Financial Officer
Date: November 13, 2007