Form 10QSB
period 2007-12-31
TAMM Oil & Gas Corp.
filed 2008-02-19
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 114,233,000 shares of common stock issued and outstanding as of February 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS
Cash	$961,860	$3,866
Receivable from investment	532,211	-
Prepaid expenses	2,826	-
Total current assets	1,496,897	3,866

Property and equipment, net	-	35,000
Investment in DWOG, net	-	-

Total assets	$1,496,897	$38,866

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,928	$6,346
Notes payable - shareholder loan	10,000	-
Total current liabilities	18,928	6,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized, None issued and outstanding	-	-
Common stock: $0.001 par value; 750,000,000 shares authorized, 114,233,000 and 90,000,000 issued and outstanding, respectively	114,233	90,000
Additional paid-in capital	5,035,047	14,000
(Deficit) accumulated during development stage	(3,671,311)	(71,480
Total stockholders' equity	1,477,969	32,520

Total liabilities and stockholders' equity	$1,496,897	$38,866

See accompanying notes to financial statements.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES
Operating Expenses
General and administrative expenses	75,519	8,213	119,550	43,885
(Loss) on impairment of investment in DWOG	3,445,280	-	3,445,280	-
(Loss) on impairment property and equipment	10,000	-	35,000	-
Total Operating Expenses	3,530,799	8,213	3,599,830	43,885

PROVISION FOR INCOME TAXES	-	800	-	800

NET (LOSS)	$(3,530,799)	$(9,013)	$(3,599,830)	$(44,685

(LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.04)	$(0.00)	$(0.04)	$(0.00

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	92,814,478	90,000,000	91,219,753	90,000,000

See accompanying notes to financial statements.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended December 31,		For the period October 10, 2005 (Inception) to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) operating activities	$(652,006)	$(38,513)	$(717,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(35,000)	(35,000)
Net cash (used in) investing activities	-	(35,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,600,000	-	1,704,000
Proceeds from issuance of note payable	10,000	-	10,000
Net cash provided by financing activities	1,610,000	-	1,714,000

Net increase (decrease) in cash	957,994	(73,513)	961,860

Cash and cash equivalents, beginning of period	3,866	103,975	-

Cash and cash equivalents, end of period	$961,860	$30,462	$961,860
	887,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$800	$800

See accompanying notes to financial statements.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
December 31, 2007

Note 1 - Organization and Basis of Presentation

Organization

Tamm Oil and Gas Corporation, formerly Hola Communications, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California, starting in Tijuana, Mexico. The Company’s goal was to be one of the leading providers of broadband wireless access in several metropolitan markets in Northern Mexico and Southwestern California.

In October 2007, the Company decided to discontinue its efforts to develop its original business plan in the telecom industry and to re-direct its focus to the oil and gas Industry. In November 2007, the Company created a wholly owned Nevada subsidiary for the purpose of affecting a name change from Hola Communications, Inc. to Tamm Oil and Gas Corporation. To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage. Through December 31, 2007, the Company had not commenced operations, and its activities have been limited primarily to organization, raising capital, and development of its business plan.

Note 2 - Interim Financial Statements

The balance sheet as of December 31, 2007, the statements of operations and cash flows for the three and nine months then ended and for the period October 10, 2005 (inception) to December 31, 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of March 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008. These financial statements should be read in conjunction with the Company’s March 31, 2007 financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-KSB with the Securities and Exchange Commission.

Note 3 - Liquidity and Going Concern

During the period October 10, 2005 (inception) to December 31, 2007, no revenue was generated, and the Company incurred an accumulated net loss of $3,671,311. During this period the Company raised an aggregate of $1,714,000 through private placements of common stock and issuances of notes payable to related parties, and as of December 31, 2007, has a working capital balance of $1,477,969. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2008, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
December 31, 2007

Note 4 - Summary of Significant Accounting Policies

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect some of the amounts reported. Actual results could differ from those estimates.

Property and Equipment
Property and equipment represents communications equipment purchased, but not yet placed in service as of December 31, 2007. Accordingly, no depreciation expense has been recognized to date related to this equipment. Due to the change in business focus of the Company an impairment charge of $35,000 was recorded during the nine months ended December 31,, 2007 in order to reduce the carrying value of the equipment to its estimated realizable value.

Loss per Common Share
Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities outstanding.

Note 5 - Receivable From Investment
During the quarter ended December 31, 2007, the Company paid $532,211 to participate in a drilling project. Subsequently, the project was cancelled and the funds were returned to the Company on February 8, 2008. Accordingly, the amount has been recorded as a receivable from investment at December 31, 2007.

Note 6 - Note Payable - shareholder loan

During the period ended September 30, 2007, the Company received a loan from a stockholder officer of $10,000. There was no stated interest rate and the note becomes due upon demand.

Note 7 - COMMON STOCK

In August 2007, the Company closed a private placement consisting of 1,500,000 post-split shares of the Company’s common stock for the aggregate proceeds of $100,000. The shares were issued to a non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

In November 2007, the Company completed a 15:1 forward stock split. The outstanding common stock increased from 6,100,000 to 91,500,000 and the authorized capital increased from 50,000,000 to 750,000,000. Accordingly, all share amounts and per share amounts have been restated to reflect the forward split.

On November 23, 2007, the Company closed the first tranche of a private placement consisting of 800,000 units at a price of US $1.25 per unit for aggregate proceeds of $1,000,000. Each unit consists of one post-split common share (a “Share”) and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into one post-split common share (a “Warrant Share”) at a price of US $1.75 per Warrant Share until November 23, 2009.

On December 20, 2007, the Company closed the second tranche of a private placement consisting of 400,000 units at a price of US $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one post-split common share (a “Share”) and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into one post-split common share (a “Warrant Share”) at a price of US $1.75 per Warrant Share until December 20, 2009.

TAMM OIL AND GAS CORPORATION
(A Development Stage Company)
Notes to Unaudited Financial Statements
December 31, 2007

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$1.75	1,200,000	2	$2,100,000	$1.75

NOTE 8 - INVESTMENT IN DEEP WELL OIL & GAS, INC.

On December 27, 2007, 21,533,000 shares of common stock were issued in exchange for 21,533,000 shares of Deep Well Oil & Gas, Inc., a publicly traded company. The fair value of the Company shares on the date of issue was $3,445,280. This amount has been impaired. .

Note 9 - SUBSEQUENT EVENTS and Commitments

In connection with the decision to enter into the oil and gas industry, in October 2007, the Company entered into a Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. 1132559 Alberta Ltd. holds a 10% interest in 57 contiguous sections of oil sands leases and 6.5 sections of oil sands permits in the Sawn Lake area of Alberta’s Peace River oil. The agreement has not been finalized.

In November 2007, a letter of intent agreement was signed between the Company, Muzz Investments Inc. and 1004731 Alberta Ltd. to purchase all of their interests in certain Royalty Agreements in exchange for 4,000,000 shares of the Company. This agreement has not been finalized.

Subsequent to December 31, 2007, the Company acquired from the Alberta government, a one-hundred (100) percent interest in 21 sections of lease parcels in the Peace River Oil Sands Area in Alberta, Canada, at an Alberta Crown Land Sale, in exchange for payment, in full, of $715,292.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report for the quarterly period ended December 31, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following: (a) we have a history of losses and no revenue to date; if this trend continues, it may negatively affect our ability to implement our Plan of Operations; (b) because we are an exploration company with no operating history, it will be difficult for you to assess our future prospects; (c) should we fail to successfully identify, acquire and develop oil and gas properties on an economically recoverable basis, our results of operations will be negatively effected; (d) our business is dependent upon our management team; should we lose any of their services, we may not find suitable and capable replacements and our operations may be negatively effected; (e) our operational plan, and if we are successful in entering a development stage, will involve substantial expenses that will require financing; should we be unable to obtain the required financing our operational plan will be negatively effected; (f) we anticipate issuing additional shares for financing needs as well as payment to consultants and others providing services to us; these issuances will dilute the value of your investment; (g) we are subject to substantial costs for environmental and other compliance and possible future regulatory changes, costs of which may adversely affect our ability to implement components of our business plan and will negatively effect our results of operations, and possible delays in our operations; (h) we face significant competition from oil and natural gas companies and other individual producers and operators that have longer operating histories, greater financial and technological resources, and access to capital, than we do; and (i) because the majority of our assets our located in Alberta, Canada and our officers and directors are located outside the United States, investors may encounter difficulties in enforcing legal actions against us or our officers or directors.

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

Plan of Operation

PLAN OF OPERATION

Overview
We are a petroleum exploration company that seeks to identify, acquire and develop working interests in Canada based oil sands prospects. Oil sand properties are characterized by deposits of bitumen, a form of viscous (relatively high resistance to flow) crude oil.

Our Plan of Operations to Date
To date, we have accomplished the following in our Plan of Operations:

(a) Peace River Oil Sands Area - Manning, Alberta, Canada

After December 31, 2007, we acquired a 100% interest in 21 sections of oil sands leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $715,292, .

(b) Sawn Lake Oil Sands Area - Alberta, Canada

We currently hold 21.5 million shares of the common stock of Deep Well Oil and Gas, Inc. (“Deep Well”), representing approximately 26% of their total issued and outstanding shares as of September 30, 2007, according to Deep Well’s website, which is the latest such information available. Deep Well owns 80% and 40% of 51 sections and 12 sections, respectively of 63 sections located in the Sawn Lake Oil Sands Area in Alberta Canada, and has permits in 6.5 sections of the 63 sections. We own 2% Gross Overriding Royalty Rights (GORR) on 80% of the 63 sections.

Our Plan of Operations Going Forward
We intend to further expand our interests in oil sands properties through Alberta Crown Land Sales and/or purchasing interests from other companies that currently hold interests in oil sands properties. To assess our prospects and out acquisitions, we will contractually engage geologists and geophysicists to provide geological evaluations. Presently, our costs are uncertain because they are contingent upon the results of our information and data/collection to confirm whether we have a viable prospect, which will be determined by: (a) our contracted geologists and geophysicists that provide geological evaluations; (b) geological data results and related information/data that we obtain through: (i) the public domain; (ii) our acquisition of data from private firms; and (c) field activities, for example, seismic surveys, that we may obtain to gather specific information, for the purpose of modeling the underlying geological structure. We will continually adjust our Plan of Operations based on this comprehensive analysis, the extent and quality of the available data, and other factors, such as applying risk assessment and cost analyses, to determine which of the following activities we will engage in:

•	Geological Studies
Geological study of the earth’s crust in search for structural or stratigraphic traps that are favorable for the accumulation of hydrocarbons and ultimately determine locations for drilling.

•	Geophysical Surveys
The accurate measurement and recording of certain physical quantities of the Earth’s crust; geophysical methods, such as seismic, to locate probable reservoir structures capable of producing commercial quantities of natural gas and/or crude oil.

•	Seismic Surveys
Surveys to gather and record the patterns of induced shock wave reflections from underground layers of rock. Seismic surveys are used to create detailed models of the underlying geological structure used in the exploration and development of hydrocarbons.

•	Core Drilling Programs
A drilling operation to obtain continuous cylinders of rock, usually from two to four inches in diameter, cut from the bottom of a well-bore; cores are cut during the drilling of a well and are used in the study of underground formations.

•	Exploratory Well Drilling
A well drilled either in search of new and yet undiscovered accumulations of oil and gas, or in an attempt to significantly extend the limits of a known reservoir

Results of Operations

Third Quarter and Nine Month Summary

	Third Quarter Ended				Nine Months Ended
		December 31				December 31

	2007	2006	Percentage Increase/ Decrease		2007	2006	Percentage Increase/ Decrease

Revenue	$0	$0	0%		$0	$0	0%

Operating Expenses	3,530,799	$8,213	42890 increase	%	$3,599,830	$43,885	8103 increase	%

Interest and Dividend Income	$0	$0	0%		-	$0	0%

Income Taxes	-	$800	100 decrease	%			100 decrease	%

Net Loss	$(3,530,799)	$(9,013)	39075 increase	%	$(3,599,830)	$(44,685)	7956 increase	%

Our increases in operating expenses and net loss are primarily a result of a $3,445,280 loss on impairment of our investment in Deep Well Oil and Gas.

 Revenue

We are currently a development stage company that will conduct exploration activities and we have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects, if ever. Even if we discover such commercially exploitable resources, we will have to determine whether the project is economically feasible.

Capital Expenditures and Requirements

As the present time, we have no capital commitments or requirements, although we anticipate that we will have expenditures at certain stages of our operational plan pertaining to capital commitments or requirements.

Expenses

Our operating expenses for the nine months ended December 31, 2007 increased by $3,555,945 or 8103% to $3,599,830 for the nine months ended December 31, 2007, from $43,885 for comparable nine-month period. This increase is primarily a result of a $3,445,280 loss on impairment of our investment in Deep Well Oil and Gas.

Three Months ended December 31, 2006 and 2007

We had no revenues in either of our 2006 or 2007 third quarters. Our operating expenses increased by $3,522,586 or 42890% to $3,530,799 for the period ending December 31, 2007, from $8,213 for the period ending December 31, 2006. Our income taxes decreased by 100%, to $0 during the 2007 third quarter, from $800 for the 2006 third quarter. Our net loss increased by $3,521,786 or 39075% to $(3,530,799) for our 2007 third quarter, from $(9,013) for the 2006 third quarter.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

•	Adverse weather conditions that will effect our ability to conduct our exploration activities;
•	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
•	Political instability in the Middle East and other major oil and gas producing regions;
•	Domestic and foreign tax policy;
•	Price of oil and gas foreign imports;
•	Cost of exploring for, producing, and delivering oil and gas;
•	Overall supply and demand for oil and gas;
•	Availability of alternative fuel sources;
•	Discovery rate of new oil and gas reserves; and
•	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our current assets and current liabilities for the nine months ended December 31, 2007 have increased by 38620% and 198%, respectively. Our working capital has increased by 59696% since our fiscal year ended March 31, 2007.

	As at December 31, 2007	As at March 31, 2007	Percentage Increase
Current Assets	$1,496,897	$3,866	38620%
Current Liabilities	$18,928	$6,346	198%
Working Capital (Deficit)	$1,477,969	$(2,480)	59696%

Cash Flows

	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows used in Operating Activities	$(652,006)	$(38513)
Cash Flows used in Investing Activities	$0	$(35,000)
Cash Flows provided by Financing Activities	$1,610,000	$0
Net Increase (Decrease) in Cash During Period	$957,994	(73,513)

We will require additional financing to proceed with our Plan of Operations over the next twelve months. Our cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations. There is no assurance that any party will advance additional funds to us or we will be able to raise sufficient funds from an equity financing to enable us to sustain our Plan of Operations.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our oil and gas business. We anticipate our operating expenses will also increase as a result of our ongoing Securities and Exchange Commission reporting requirements.

Future Financings

We will have to secure additional financing in the next 12 months in order to complete our Plan of Operations, which we may be unable to secure. We presently do not have any arrangements for additional financing and we have no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our Plan of Operations. We will likely rely on equity sales of our common stock to fund our operations, resulting in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from

Going Concern

During the period October 10, 2005 (inception) to December 31, 2007, we generated no revenue and we had an accumulated net loss of $3,671,311. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including the President/Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President/Principle Executive Officer/Principle Fianancial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2007, we closed the first tranche of a private placement consisting of 800,000 units of our securities (the “Units”) at a price of US $1.25 per Unit for aggregate proceeds of $1,000,000. Each Unit consists of one common share (a “Share”) and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.75 per Warrant Share until November 23, 2009. We issued the Units to a subscriber based on their representation that they are not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 20, 2007, we closed the second tranche of a private placement consisting of 400,000 Units of our securities at a price of US $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant shall be exercisable into one common share at a price of US $1.75 per Warrant Share until December 20, 2009. We issued the Units to a subscriber based on their representation that they are not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 27, 2007, we issued 21,533,000 shares of common stock to were issued in exchange for 21,533,000 shares of Deep Well Oil & Gas, Inc., a publicly traded company. The fair value of our shares on the date of issue was $3,445,280. As noted in note 8 to our financial statements, this amount has been impaired

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In November 2007, we completed a 15:1 forward stock split. Our outstanding common stock increased from 6,100,000 to 91,500,000 and our authorized shares of common stock increased from 50,000,000 to 750,000,000.

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

10.1	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd. And Muzz Investments incorporated by reference (filed with Form 8-K dated November 27, 2007)

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMM OIL AND GAS CORP.

By: /s/ Wiktor Musial
Wiktor Musial
President/Principal Executive Officer/Principal Financial Officer
Date: February 19, 2008