Form 10-K
period 2008-03-31
TAMM Oil & Gas Corp.
filed 2008-07-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

TAMM OIL AND GAS CORP.
(Exact name of the Company as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

Suite 460, 734 7 Ave SW, Calgary, AB, Canada T2P 3P8
        (Address of principal executive offices) (Zip Code)

403-975-9399
        (Registrant's telephone number, including zip code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 10, 2008, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Tamm Oil and Gas Corp. was approximately $97,855,779. This estimate is based on the last sale price per share of $2.65 on July 10, 2008 on the OTCBB, and 36,926,709 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of July 10, 2008 was 118,313,000.

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion of Results of Operations” on page 15, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Tamm Oil and Gas Corp. to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” beginning on page 7. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any revenue projections, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Tamm Oil and Gas Corp. is referred to herein as “we”, “our”, or “us”.

PART 1

Item 1. Business

Organizational

We were originally formed on October 10, 2005 as Hola Communications, Inc. in the State of Nevada. We were formed to provide wireless broadband access in Northern Mexico and Southwestern California. In October 2007, we redirected our business focus to the oil and gas industry. In November 2007, we created a wholly owned Nevada subsidiary, Tamm Oil and Gas Corp., and conducted a reverse merger between Hola Communications, Inc. and Tamm Oil and Gas Corp., with Tamm Oil and Gas Corp. being the surviving entity. We then changed our name to Tamm Oil and Gas Corp.

Business Overview

Our corporate headquarters are located in Calgary, Canada.

We are an exploration stage company that has not yet commenced significant operations in the heavy oil exploration business. Our activities have been limited to organizational matters and:

•	Acquiring oil sands leases;
•	Developing our business plan; and
•	Raising capital to conduct our operations.

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada. We have acquired a 100% interest in 21 sections of Oil Sands leases and a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) which are contiguous to the Oil Sands leases and are situated in the Peace River Oil Sands area of northwestern Alberta.

None of our properties are currently in the production stage.

For the years ended March 31, 2007 and 2008, we reported net losses of $69,346 and $60,737,189, respectively.

Description of Business

Principal Product

We intend to produce only a single product, heavy oil, which we intend to extract from the above properties depending upon our exploration test results and activities. To date, we have not engaged in any production activities.

Distribution Methods.

Should we be successful in producing oil, it will be sold to other companies with downstream processing capabilities.

Status of Publicly Announced Products or Services.

We have not announced any products or services. Since our business is limited to conducting exploration activities, we do not anticipate any such development.

Competitive business conditions.

We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do. Additionally, many of our competitors have the following competitive advantages: (a) recruitment of qualified personnel; (b) absorbing changes in laws and regulation in the jurisdictions in which we do business and ability to handle longer periods of reduced prices of gas and oil more easily than we can; and (c) paying more for productive oil and natural gas properties and being able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to complete will be contingent upon our ability to acquire additional properties in the future, conduct efficient operations, evaluate and select suitable properties, and implement advanced technologies and consummate transactions in a highly competitive environment.

Sources and Availability of Raw Materials.

We do not use significant quantities of raw materials in our operations.

Dependence on one or a few major customers.

We do not anticipate becoming dependent upon one or a few customers since there are several companies that conduct business in downstream heavy oil processing.

Patents, trademarks, licenses, franchises and concessions.

We have no patents, trademarks, licenses, franchises or concessions.

Research and Development Expenditures.

We have spent no funds on research and development activities nor do we anticipate any such future expenditure.

Need for governmental approval.

Development and production and sale of oil and natural gas in Canada are subject to complex laws and regulations, which require government approval, and can adversely affect the cost, manner, or feasibility of doing business. We may be required to make significant expenditures to comply with environmental and other governmental regulations, including the following matters that are subject to regulation:

• location and density of wells;
• surface access;
• drilling approvals;
• wildlife approvals;
• native and trapper approvals;
• handling of drilling fluids and obtaining discharge permits for drilling operations;
• bonds for ownership, development and production of natural gas and oil properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation

Effect of existing or probable governmental regulations.

We are subject to existing and revisions to governmental regulations, including accounting for and payment of royalties on production from Provincial, Federal and Native lands. We are also subject to Provincial and Federal environmental, health, safety and transportation, and employer regulations.

Effect of compliance with federal, state, and local provisions for the protection of the environment.

We are subject to extensive environmental regulations. If we experience any leakage of crude oil and/or gas from the subsurface portions of a well, our gathering system could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of a well, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries. In addition, any sale of crude oil or gas collected as part of the drilling and recovery process could impose liability in accordance with applicable environmental health, transportation, and safety laws.

Employees.

We have the following contract employees: (a) our President, Wiktor Musial; and (b) our Vice President of Operations, Gerald Vikse. Additionally, we hire geologists, geophysicists, accountants, and land management personnel on a contract consulting basis.

Reports to Security Holders and Available Information

Our principal executive offices are located at 460-730 7th Avenue SW, Calgary AO T2P 3P8. Our telephone number is (403) 975-9399. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

Item 1A. Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

Our financial condition raises substantial doubt about our ability to continue as a going concern.
During the period from our inception of October 10, 2005 to our year end at March 31, 2008, we have an accumulated deficit of $60,808,669. Our auditors have issued a going concern opinion indicating that our significant operating losses and working capital deficit and inability to generate any revenues cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

We lack an operating history in our current business plan, which make it difficult for you to evaluate whether we will be able to continue our operations or ever be profitable.
In October 2007, we began our current business plan of conducting exploration for heavy oil. Our short operating history has consisted of preliminary acquisition and exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history for you to evaluate our future success or failure.

Because we are an exploration stage company, we currently have no significant operations, and our future operations are subject to substantial risks, we may be unsuccessful in conducting our operations.
We are an early stage oil exploration company and have not commenced oil production. We will be unable to generate revenues or make profits, unless we actually commence significant production.

We are subject to substantial regulation of our business, including requirements to obtain numerous licenses and permits in the operation of our business; if we are denied needed government licenses and permits or otherwise fail to comply with federal and state requirements, we may be subject to increased compliance costs and fines or penalties.
Our future exploration activities will require licenses, permits, or compliance with other state and federal requirements, including:
•	Acquiring permits before commencing drilling;
•	Restricting substances that can be released into the environment with drilling and production activities;
•	Limiting or prohibiting drilling activities on protected areas such as wetlands or wilderness areas;
•	Requiring that reclamation measures be taken to prevent pollution from former operations;
•	Requiring remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater; and
•	Requiring remedial measures to be taken with respect to property designated as a contaminated site.

Additionally, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Although we maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time, we have not obtained coverage for the full potential liability of environmental damages since we do not believe that we can obtain insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs. Delays or failures to acquire required licenses or permits or successfully comply with the pertinent federal and state regulations will negatively impact our operations.

The successful implementation of our plan of operations is subject to risks inherent in the oil and gas business.
Our oil and gas operations are subject to the economic risks associated with exploration, development and production activities, including substantial expenditures to locate and acquire properties and to drill exploratory wells. Additionally, the cost and timing of drilling, completing and operating wells may be uncertain. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be delayed or unsuccessful, and may result in the total loss of our investment in a particular property.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by factors outside of our control.
We are an early stage oil exploration company and have not commenced significant oil production. We will be unable to generate revenues or make profits, unless we actually commence significant oil production. Drilling, exploring and producing oil and gas involves various substantial risks beyond our control, including:
•	unproductive wells
•	productive wells that are unable to produce oil or gas in economically feasible quantities;
•
hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions that may substantially delay or prevent completion of any well;

•	adverse weather conditions hindering drilling operations;
•	a productive well becoming uneconomic due to pressure depletion, water encroachment, mechanical difficulties, or other factors, which impair or prevent the production of oil and/or gas from the well;
•	operations being adversely affected by the proximity and capacity of oil and gas pipelines and processing equipment;
•	market fluctuations of taxes, royalties, land tenure; and
•	allowable production and environmental protection.

We rely upon third parties in our business which could adversely affect our business.
We rely upon third parties, including: (a) those that assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services; (b) the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner; and (c) owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may be unable to execute our operational plan.

Market fluctuations in the prices of oil & gas could adversely affect our business.
Prices for oil and natural gas tend to fluctuate significantly in response to factors beyond our control, including:

•	actions of the Organization of Petroleum Exporting Countries and its production constraints;
•	United States economic environment;
•	weather conditions;
•	availability of alternate fuel sources;
•	transportation interruption;
•	the impact of drilling levels on crude oil and natural gas supply; and
•	the environmental and access issues that could limit future drilling activities industry wide.

Additionally, changes in commodity prices affecting our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in charges to earnings due to impairment. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our President devotes less than full time to our business, which may negatively impact our operations.
Wiktor Musial, our President, devotes only 10 hours per week to our business. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

The services of our President, Vice President of Operations, and Chairman of the Board are essential to the success of our business; the loss of any of these personnel will adversely affect our business.
Our business depends upon the continued involvement of our President, Vice President of Operations, and Chairman of the Board, who collectively have oil related experience of at least 60 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

Item 1B. Unresolved Staff Comments

We are neither a large accelerated filer or well seasoned issuer in which case such item is inapplicable. Nonetheless, we have no unresolved staff comments.

Item 2. Our Properties

We lease our principal executive offices of approximately 1200 square feet at Suite 460, 734 7 Ave SW, Calgary, AB, Canada T2P 3P8 from Kodiak Energy Inc. We share our offices with Kodiak Energy Inc. We have no written lease agreement but rather operate on a verbal agreement whereby we pay Kodiak Energy $2,700 on a month to month basis. Our space is sufficient for our needs. At the present time, we have no real estate holdings nor are there plans to acquire any real property interests.

Oil Sands and Petroleum and Natural Gas (P&NG) Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 21 sections of Oil Sands leases, amounting to approximately 13,440 gross acres and approximately 13,284 net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire on January 9, 2023; and

•
We have a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) leases, amounting to approximately gross 8,960 acres and approximately 8,856 net acres. P&NG leases provide that we have 5 years to explore on the leased lands. Our P&NG leases expire on May 28, 2013.

The lands associated with our Oil Sands leases and P&NG leases are contiguous, and situated in the Peace River Oil Sands area of northwestern Alberta. If economic production is proven on our lease parcels, we will automatically be given the right to extend the leases as they expire.

Annual fee rentals of $3.50/ha (CDN) are paid to the government of Alberta to maintain rights to the leases. We acquired the leases in 2008 in two separate Alberta public offerings of crown Oil Sands rights and crown P&NG rights.

Offering Date	Lease Type	Term (yrs)	Land Area	Acquisition ($)	Total Rental ($)
1/09/2008	Oil Sands	15	21 Sections	718,903	$18,816
5/28/2008	P&NG	5	14 Sections	372,721	$12,544

Property Geology

Well logs, cores and drill cutting sample reports of drilled wells on and around our leased lands suggest that heavy oil enrichment occurs in the Cretaceous Bluesky and Gething Formations, and especially in the Mississippian-aged Debolt Formation which includes the porous Elkton Member. High grade heavy oil intervals predominantly occur in the lower most

Elkton Member and Lower Debolt Formation. Porosity in these intervals ranges up to 28%, and the lithology is comprised of both limestones and dolomites which were deposited in a shoaling upward environment.

Gross thickness of the Debolt Formation, including the Elkton Member, over our leases average approximately 90 feet. These carbonates are relatively homogeneous, thinning in an easterly direction. Porosity has been enhanced by dolomitization, particularly in the Elkton Member and Lower Debolt Formation.

Oil analyses of these zones are sparse in the area, but the few measurements available from a local well indicate an API oil gravity of 14 to 18. Gas production occurs in the area from the Cretaceous Bluesky and Gething Formations plus the Mississippian Debolt and Shunda horizons.

Item 3. Legal proceedings

On April 4, 2008, Deep Well Oil & Gas, Inc. (“Deep Well”), a Nevada corporation with its principal place of business located in Edmonton, Alberta, Canada, and a [delinquent] SEC reporting company, filed a complaint against us in the United States District Court, District of Nevada alleging: (a) violations of Sections 13(d), 14(d), and 14(e) of the Securities and Exchange Act of 1934, as amended; (b) defamation; (c) violation of the Lanham Act; and (d) consumer fraud under Nevada Revised Statute 41.600 (Deep Well Oil and Gas, Inc. v. Tamm Oil and Gas Corp., USDC, Nevada, Civil Action No. 3:03-cv-00173-ECR-RAM).

Along with the complaint, Deep Well filed a Motion for Preliminary Injunction and request for expedited discovery.  The discovery has been accomplished and we have filed our opposition to Deep Well’s motion for a Preliminary Injunction.  An evidentiary hearing on the motion has been set for July 24, 2008.

On April 21, 2008, we filed a Motion to Dismiss Deep Well’s complaint. The motion has been set for July 24, 2008 to be heard by the Court.

We do not believe that any of the allegations contained in the complaint have any merit and we intend upon vigorously defending ourselves in this matter. Additionally, we are considering counterclaims against Deep Well and its officers and directors.

Item 4. Submission of matters to a vote of security holders

To date, we have not conducted an annual meeting of shareholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the Symbol "TAMO". The following table shows the high and low bid for our common stock during the last two years and the current fiscal year. Our common stock was not OTC Bulletin Board quoted until the third quarter of 2007. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Quotestream.

2007	Low Bid	High Bid
Third Quarter	$1.30	$2.60

2008
Fourth Quarter	$2.15	$3.09

First Quarter	$2.23	$3.12

Holders

As of July 11, 2008, there were 28 holders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of July 11, 2008, we had 118,313,000 common shares issued and outstanding.

As of July 11, 2008, we have no shares of preferred stock issued and outstanding.

Dividends

We have never paid a cash dividend on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our operations and otherwise develop our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

Equity compensation plans approved by security holders None

Equity compensation plans not approved by security holders None

Unregistered sales of equity securities and use of proceeds

On November 7, 2007, we completed a 15:1 forward stock split and our outstanding common stock increased from 6,100,000 to 91,500,000 shares of common stock and our authorized capital increased from 50,000,000 to 750,000,000. Accordingly, all share and per share amounts have been restated from inception.

In March 2006, we completed a private placement offering of 30,000,000 shares of common stock to thirty five (35) investors at a price of $0.003 per share, for aggregate proceeds of $100,000. The private placement offering was made to foreign investors in offshore transactions in accordance with Regulation S of the Securities Act of 1933.

In March 2006, we issued 45,000,000 shares of common stock to Carlos Alfonso Bustamante, our then President/Chief Executive Officer/Director, at a price of $0.0001 per share for aggregate proceeds of $3,000. The offer and sale were made pursuant to Regulation D of the Securities Act of 1933.

In March 2006, we sold 15,000,000 shares of common stock to Jose Carlos Davalos Cerda, our then Secretary/Treasurer/Director at a price of $0.0001 per share for aggregate proceeds of $1,000. The offer and sale was made by us in reliance on of Regulation S of the Securities Act of 1933.

In August 2007, we closed a private placement consisting of 1,500,000 shares of our common stock for the aggregate proceeds of $100,000. The shares were issued to a non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 23, 2007, we closed the first tranche of a private placement consisting of 800,000 units at a price of $1.25 per unit for aggregate proceeds of $1,000,000. Each unit consists of one common share and one share purchase warrant. Each Warrant shall be exercisable into one common share at a price of $1.75 per Warrant Share until November 23, 2009.

On December 20, 2007, we closed the second tranche of a private placement consisting of 400,000 units at a price of $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant shall be exercisable into one common share at a price of $1.75 per Warrant Share until December 20, 2009.

On December 27, 2007, we exchanged 21,533,000 shares of our common stock with 3 shareholders of Deep Well and we received 21,533,000 shares of Deep Well, a publicly traded company, in that exchange. As more fully disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 2, 2008, on July 1, 2008 we rescinded the December 27, 2007 issuance of  21,533,000 shares of our common stock with those 3 Deep Well shareholders. We have affected the necessary acts to cancel the 21,533,000 shares that were issued to the 3 Deep Well shareholders; however, the actual cancellation has not yet occurred.

On March 5, 2008, we closed the third tranche of a private placement to nine individuals consisting of 80,000 units at a price of $1.25 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant is exercisable into one common share at a price of $1.75 per Warrant Share until March 5, 2010.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2008.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview
We are a petroleum exploration company that seeks to identify, acquire and develop working interests in Canada based oil sands prospects. Oil sands properties are characterized by deposits of bitumen, a form of viscous (relatively high resistance to flow) crude oil. We have generated no revenues since our inception and from our inception, we have not been profitable. We have financed our operations through equity placements to accredited investors.

Uncertainties and Trends

Our revenues are dependent in the future, upon the following factors:

•	price volatility in worldwide oil prices, which is affected by: (a) interest rates; (b)currency exchange rates (c) inflation or deflation; (d) speculation and (e) production levels;
•	global and regional supply and demand for oil;
•	political and economic conditions;
•	changes in the regulatory environment, which may lead to increased costs of doing business;
•	our ability to raise adequate working capital;
•	success of our development and exploration;
•	level of our competition;
•	our ability to attract and maintain key management and employees; and
•
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto.

(a)   Liquidity and capital resources – 2008 and 2007

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

Years ended	2008	2007
Current Assets	$184,765	$3,866
Current Liabilities	24,652	6,346

Working Capital (Deficit)	$160,113	$(2,480)

Our current assets increased by $180,899 from $3,866 as of March 31, 2007 to $184,765 for the comparable 2008 period. The increase was due to monies we received from share capital sales.

Our working capital deficit decreased by $162,593 or 98.47% to $160,113 as of March 31, 2008, from -$(2,480) for the comparable 2007 period. Accounts payable and accrued expenses increased from $6,346 on March 31, 2007 to $14,652 on March 31, 2008. Other accounts receivable increased from $0 as of March 31, 2007, to $576,252, on March 31, 2008. The increase was due to the purchase of the shareholder advances to 1132559 Alberta Ltd.

Related party debt increased to $10,000 as at March 31, 2008 from $0 as at March 31, 2007.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment

During 2007, there were not any changes to our property and equipment net of depreciation and impairment. During 2008, we deemed that our telecommunications equipment was fully impaired and $35,000 was written off. Additional office equipment was purchased throughout the year for $3,223.

Years ended March 31	2008	2007
Office equipment	$3,223	$35,000
Fixed assets net	$3,223	$35,000

(a) (3) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Accounts payable and accrued expenses	$14,652	$14,652	$--	$	---
Related party payable	10,000	10,000	--		--
Total contractual cash obligations	$24,652	$24,652	$--		$--

(a)(4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity increased to $5,458,491 as of March 31, 2008, from $32,520 as of March 31, 2007. The primary reason for the increase was additional share issuances.

(a) (6) Off-balance sheet arrangements.

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have;

loan obligation under a guarantee contract,

loan retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

loan obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or loan obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us."

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2008 and 2007.

Years ended March 31	2008	2007
General and administrative	$247,456	$68,546
Operating (loss)	(247,456)	(68,546)
Asset impairment	60,498,160	0
Other income (loss)	8,427	0
Net (loss)	(60,737,189)	(69,346)
Net (loss) per share - basic and diluted	(0.62)	(0.00)
Weighted average shares - basic and diluted	98,588,918	90,000,000

As more fully explained in Note 6 to our financial statements, we recorded an asset impairment of $60,498,160 consisting of: (a) $54,263,160 related to the issuance of 21,533,000 of our common shares to the 3 Deep Well shareholders, which was determined to have nominal value and the issuance of which was rescinded in July 2008; (b) $6,200,000 related to our agreement to purchase certain royal agreements for 4,000,000 of our common shares, the value which was originally recorded at $10,200,000, but later determined to have an estimated recoverable value of $4,000,000; and (c) $35,000 related to the impairment of our communication assets.

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue. During both 2008 and 2007, our revenues were $0.

Production costs. Production costs remained $0 during 2008 and 2007.

Exploration & development. Exploration and mine development costs was $0, during 2008 and 2007.

General and administrative expenses. Our general and administrative expenses increased by $178,910, or 261.00%, to $247,456 during 2008 from $68,546 during 2007. We attribute the increase in our general and administrative expenses to increased business activity.

Legal expenses in 2008 increased to $48,175 from $0 in 2007. The increase was due to increased activity.

Depreciation and depletion. Depreciation and depletion was $0 in 2008 and 2007.

Operating expenses. During 2008, our operating expenses increased by $178,910 or 261.00% to $247,456 from $68,546 during 2007. The increase/decrease was the result of increased activity including consulting and professional fees.

Net loss. Our net loss for 2008 was ($60,737,189) compared to ($69,346) during 2007, resulting in a basic per-share loss of $(0.62) in 2008 and $(.00) in 2007 based on weighted average shares outstanding.

Since commencing operations, our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services. Net cash flows provided by our financing activities totaled $1,710,000 in 2008 and $0 in 2007. Cash increased to $169,844 as of March 31, 2008 from $3,866 in 2007.

Net cash flows Years ended	2008	2007
Net gain (loss)	(60,737,189)	(69,346)
Net cash flows used by operating activities	245,644	(63,000)
Cash flows from investing activities	(1,298,378)	(35,000)
Net cash flows provided by financing activities	1,710,000	0
Net increase (decrease) in cash	165,978	(98,000)
Cash beginning of period	3,866	101,866
Cash end of period	169,844	3,866

We have used our equity to raise cash necessary to acquire property leases, expenses, and for payment of services. Our ability to continue to use our equity for those purposes is dependent on the price and trading volume of our common stock, both of which are volatile, and our ability to comply with federal and applicable state securities laws.

Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(b) Special non-cash impact due to options

No options have been issued during the past three years. No options are currently outstanding.

(c) PLAN OF OPERATION

Our Plan of Operations to Date

To date, we have accomplished the following in our Plan of Operations:

(a) Peace River Oil Sands Area - Manning, Alberta, Canada
On January 9, 2008, we acquired a 100% interest in 21 sections of oil sands leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $718,903. After our March 31, 2008 year end, on May 28, 2008, we acquired a 100% interest in 14 sections of the P&NG leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $372,721.

(b) Sawn Lake Oil Sands Area - Alberta, Canada
We entered into a letter agreement with Vendors, 1004731 Alberta Ltd. and Muzz Investments Inc., dated November 7, 2007, whereby the Vendors agreed to sell, assign and transfer to us, their entire right, title and interest in a royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation dated December 12, 2003 in consideration of the issuance of 4,000,000 shares of our common stock.

Closing of the transactions in the letter agreement is subject to the following conditions:
(i)	our completion of a private placement financing of up to 2,600,000 units at a price of $1.25 per unit;
(ii)	our affecting a 15:1 forward stock split, which occurred in November 2007

(c) Sawn Lake Oil Sands Area - Alberta, Canada
We have entered into a Letter of Intent with the Selling Stockholders of 1132559 Alberta Ltd , which provides that the Selling Stockholders agree to transfer to us all of the issued and outstanding shares held by them in return of our agreeing to, among other things:
(i)	issue 15,000,000 shares of our common stock to the Selling Stockholders
(ii)	complete a 15:1 forward stock split
(iii)	complete a financing of up to $3,250,000
(iv)	change our name to "Tamm Oil and Gas Corp."
(v)	appoint two nominees of the Selling Stockholders to our Board of Directors; William Tighe was nominated and elected to the Board on November 27,2007

The Letter of Intent is further subject to our principal stockholder submitting 34,000,000 (post split) shares for cancellation at closing. Closing of the transactions contemplated in the Letter of Intent is subject to:
(i)	the satisfactory completion of the parties due diligence investigations
(ii)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws
(iii)	the parties entry into a definitive agreement containing customary terms and representations for such agreements
.
1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta. Alberta Co and holds a direct working interest of 10% in 63 sections of Oil sands leases in the Sawn Lake area in Northern Alberta.

Our Plan of Operations Going Forward

Our primary operational focus is the Manning project. On May 28, 2008, we purchased 14 sections of the Petroleum and Natural Gas leases at an Alberta Crown land sale that are adjacent to our existing 21 sections of oil sands leases in the Peace River region of northern Alberta. With this latest acquisition, we now have a 100% working interest in 35 sections, or approximately 22,400 acres. An independent engineering report was completed in 2008 on the newly acquired adjacent 14 sections of leases for the determination of heavy oil in place for the 35 sections.

We intend to further expand our interests in oil sands properties through Alberta Crown Land Sales and/or purchasing interests from other companies that currently hold interests in oil sands properties. To assess our prospects and acquisitions, we will contractually engage geologists and geophysicists to provide geological evaluations.

Presently, our costs are uncertain because they are contingent upon the results of our information and data/collection to confirm whether we have a viable prospect, which will be determined by: (a) our contracted geologists and geophysicists that provide geological evaluations; (b) geological data results and related information/data that we obtain through: (i) the public domain; (ii) our acquisition of data from private firms; and (c) field activities, for example, seismic surveys and a core drilling program, that we may execute to gather specific information, for the purpose of modeling the underlying geological structure.

We will continually adjust our Plan of Operations based on this comprehensive analysis, the extent and quality of the available data, additions to our land base, and other factors, such as applying risk assessment and cost analyses, to determine which of the following activities we will engage in:

 Geological Studies
Geological study of the earth’s crust in search for structural or the age, deposition and distribution of sedimentary rocks that are favorable for the accumulation of hydrocarbons and ultimately determine locations for drilling.

 Geophysical Survey s
The accurate measurement and recording of certain physical quantities of the Earth’s crust and geophysical methods, such as seismic, to locate probable reservoir structures capable of producing commercial quantities of natural gas and/or crude oil.

Seismic Surveys
Surveys to gather and record the patterns of induced shock wave reflections from underground layers of rock. Seismic surveys are used to create detailed models of the underlying geological structure used in the exploration and development of hydrocarbons.

Core Drilling Programs
A drilling operation to obtain continuous cylinders of rock, usually from two to four inches in diameter, cut from the bottom of a wellbore; cores are cut during the drilling of a well and are used in the study of underground formations.

Exploratory Well Drilling
A well drilled either in search of new and yet undiscovered accumulations of oil and gas, or in an attempt to significantly extend the limits of a known reservoir

(e) Accounting policies

(e) (1) Critical accounting policies

A summary of our significant accounting policies is contained in Note 3 to our financial statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Not applicable. We do not presently or otherwise engage in market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Tamm Oil and Gas Corp.

We have audited the accompanying balance sheet of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2008, and the period from inception (October 10, 2005) through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the period from inception (October 10, 2005) to March 31, 2007, were audited by other auditors whose report dated July 3, 2007, expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (October 10, 2005) to March 31, 2007, reflect a net loss of $71,480 that is included in the related total for the period from inception (October 10, 2005) to March 31, 2008. The other auditors report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2008, the results of its operations and its cash flows for the year ended March 31, 2008, and for period from inception (October 10, 2005) through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hola Communications, Inc.

We have audited the accompanying balance sheets of Hola Communications, Inc. (a development stage company) (the “Company”) as of March 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hola Communications, Inc. as of March 31, 2007, the results of its operations and its cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
July 3, 2007

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Balance Sheets

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$169,844	$3,866
Prepaid expenses	14,921	-
Total current assets	184,765	3,866

Property and equipment:
Oil sands properties, unevaluated	718,903	-
Furniture and equipment	3,223	35,000
	722,126	35,000
Other Assets:
Receivable from affiliated entity	576,252	-
Royalty agreements	4,000,000	-

Total assets	$5,483,143	$38,866

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilites	$14,652	$6,346
Advance from shareholder	10,000	-
Total current liabilities	24,652	6,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock: $0.001 par value; 750,000,000 shares authorized, 118,313,000 and 90,000,000 shares issued and outstanding, respectively	118,313	90,000
Additional paid-in capital	66,148,847	14,000
(Deficit) accumulated during exploration stage	(60,808,669)	(71,480)
Total stockholders' equity	5,458,491	32,520

Total liabilities and stockholders' equity	$5,483,143	$38,866

See accompanying notes to financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Operations

			For the period
			October 10, 2005
			(Inception)
	For the year ended		to
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

COSTS AND EXPENSES
General and administrative expenses	247,456	68,546	318,136
	247,456	68,546	318,136

(LOSS) FROM OPERATIONS	(247,456)	(68,546)	(318,136)

OTHER INCOME (EXPENSE)
(Loss) on impairment of investments	(60,463,160)	-	(60,463,160)
(Loss) on impairment of fixed assets	(35,000)	-	(35,000)
Gain on foreign exchange transactions	8,427	-	8,427
	(60,489,733)	-	(60,489,733)

(LOSS) BEFORE INCOME TAXES	(60,737,189)	(68,546)	(60,807,869)

PROVISION FOR INCOME TAXES
Current	-	800	800
Deferred	-	-	-
	-	800	800

NET (LOSS)	$(60,737,189)	$(69,346)	$(60,808,669)

(LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.62)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	98,588,918	90,000,000

See accompanying notes to financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period October 10, 2005 (Inception) through March 31, 2008

				(Deficit) Accumulated	Total
	Common Stock		Additional Paid	During Exploration	Stockholders'
	Shares	Amount	in Capital	Stage	Equity
Balance, October 10, 2005	-	$-	$-	$-	$-

Founders' shares issued for cash, October 2005 at $.0001 per share	60,000,000	60,000	(56,000)	-	4,000

Common stock issued for cash, March 2006 at $.003 per share	30,000,000	30,000	70,000	-	100,000

Net (loss)	-	-	-	(2,134)	(2,134)

Balance, March 31, 2006	90,000,000	90,000	14,000	(2,134)	101,866

Net (loss)	-	-	-	(69,346)	(69,346)

Balance, March 31, 2007	90,000,000	90,000	14,000	(71,480)	32,520

Common stock issued for cash, August 2007 at $.07 per share	1,500,000	1,500	98,500	-	100,000

Private placement units issued for cash, various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	1,600,000

Common stock issued for investment	21,533,000	21,533	54,241,627	-	54,263,160

Common stock issued for royalty agreement	4,000,000	4,000	10,196,000	-	10,200,000

Net (loss)	-	-	-	(60,737,189)	(60,737,189)

Balance, March 31, 2008	118,313,000	$118,313	$66,148,847	$(60,808,669)	$5,458,491

See accompanying notes to financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			For the period
			October 10, 2005
			(Inception)
	For the year ended		to
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(60,737,189)	$(69,346)	$(60,808,669)
Adjustments to reconcile net (loss) to net cash (used in) operating activites
Impairment of property and equipment	35,000	-	35,000
Impairment of investments in stock and royalty agreements	60,463,160	-	60,463,160
Changes in operating assets and liabilities:
Prepaid expenses	(14,921)	2,891	(14,921)
Accounts payable	8,306	6,346	14,652

Net cash (used in) operating activities	(245,644)	(60,109)	(310,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(718,903)	-	(718,903)
Purchase of investment	(576,252)	-	(576,252)
Purchases of property and equipment	(3,223)	(35,000)	(38,223)

Net cash (used in) investing activities	(1,298,378)	(35,000)	(1,333,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,700,000	-	1,804,000
Advance from (to) shareholder	10,000	(5,000)	10,000

Net cash provided by (used in) financing activities	1,710,000	(5,000)	1,814,000

Net increase (decrease) in cash	165,978	(100,109)	169,844

Cash and cash equivalents, beginning of period	3,866	103,975	-

Cash and cash equivalents, end of period	$169,844	$3,866	$169,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$10,200,000	$-	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$54,263,160	$-	$54,263,160

See accompanying notes to financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

Note 1 – Organization and Basis of Presentation

Organization

Tamm Oil and Gas Corp., formerly Hola Communications, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California, starting in Tijuana, Mexico.

In October 2007, the Company decided to discontinue its efforts to develop its original business plan in the telecom industry and to re-direct its focus to the oil and gas industry. In connection with this decision, the Company entered into a Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd., in exchange for 15,000,000 shares of the Company's common stock, among other considerations. This transaction is still pending. 1132559 Alberta Ltd. holds a 10% interest in 57 contiguous sections of oil sands leases and 6.5 sections of oil sands permits in the Sawn Lake area of Alberta’s Peace River oil. In November 2007, the Company created a wholly owned Nevada subsidiary for the purpose of affecting a name change from Hola Communications, Inc. to Tamm Oil and Gas Corp. To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

Note 2 – Liquidity and Going Concern

During the period October 10, 2005 (inception) to March 31, 2008, no revenue was generated, and the Company incurred an accumulated (deficit) of $60,808,669. During this period the Company raised an aggregate of $1,814,000 through private placements of common stock and advances from a shareholder, and as of March 31, 2008, has a working capital balance of $160,113. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2009, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Exploration Stage Enterprise

The Company is in the development stage, or exploration stage, as defined in Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, with its principal activities being raising capital, research and development, acquiring property and equipment, recruiting and training personnel, developing markets and commencing production.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

Oil Sands Properties

Acquisition, exploration and development of oil sands mining activities are capitalized when costs are recoverable and directly result in an identifiable future benefit. Improvements that increase capacity or extend the useful lives of assets are capitalized. Maintenance and turnaround costs are expensed as incurred.

Oil sands properties are assessed, at minimum annually, or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

Capitalized costs are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves as determined by the independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is provided by use of a declining balance method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. During the year ended March 31, 2008, the Company acquired office furniture and fixtures that was placed in service during the fourth quarter.

At March 31, 2007, property and equipment represented communications equipment purchased, but not yet placed in service. Accordingly, no depreciation expense had been recognized related to this equipment. Due to the change in business focus of the Company, as described in Note 1, an impairment charge of $35,000 was recorded during the year ended March 31, 2008, in order to reduce the carrying value of the equipment to its estimated realizable value.

Depreciation, Depletion and Amortization

Capitalized costs of oil sands mining activities are depreciated or depleted using the unit of production method. Acquisition costs are depreciated or depleted over proved and probable reserves. All other oil sands mining assets, including extraction and upgrading facilities, are depreciated or depleted over proved reserves. Depreciation and depletion commences with commercial production.

Depreciation, depletion and amortization rates for all capitalized costs associated with all of the Company's activities are reviewed, at minimum annually, or when events or conditions occur which impact capitalized costs, reserves or estimated service lives.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, receivable from affiliated entity, accounts payable and accrued liabilities, and advance from shareholder. The recorded values of these financial instruments approximate their fair values based on their short-term nature.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

Foreign Currency Translation

The functional currency for the Company’s financial statements is the United States dollar. Due to the Company’s foreign operations, certain transactions have been completed in Canadian dollars. Gains or losses resulting from foreign currency transactions are included in foreign exchange gains (losses) in the statements of operations.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectibility is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves and production commences.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. The impact of outstanding warrants has not been included as it would be anti-dilutive.
.
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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard, effective April 1, 2007, did not have a material impact on the Company's financial position, results of operations, or cash flows.

Asset Retirement Obligations

The Company accounts for reclamation costs under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives. There are no changes in the carrying amounts of the asset retirement obligations as no expenses have yet been incurred.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

Evaluation of Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment loss is recognized in net earnings if the carrying amount of a cost center exceeds the cost center ceiling”. The carrying amount of the cost center includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes and the cost center ceiling is the present value of the estimated future net case flows, using year end unescalated prices, from proved oil and natural gas reserves discounted at ten percent (net of related tax effects) plus the lower of cost or fair value of unproved properties included in the costs being amortized (and/or the costs of unproved properties that have been subject to a separate impairment test and contain no probable reserves).

Credit and concentration risks

Financial instruments which potentially subject the company to credit risk consist of cash and cash equivalents and receivable from affiliated entity. Cash and cash equivalents are maintained with a reputable and major financial institution.

Note 4 – Receivable from an Affiliated Entity

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”) referred to above, the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $576,252. The amount is recorded as receivable from an affiliated entity as Alberta and Tamm have officers and/or directors in common. The advances were purchased for their face amounts, and they have no terms of repayment. An engineering report estimates that properties Alberta has a 10% interest in, have approximately 794 million barrels of heavy oil, which secures the recoverability of the receivable.

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating losses	$121,370	$28,200
Total gross deferred tax assets	121,370	28,200
Less valuation allowance	(121,370)	(28,200)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2008, the Company has available net operating loss carry forwards of approximately $345,000 for federal and state income tax purposes. The net operating losses will expire through 2028 and 2018 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit can not be established.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

At March 31, 2008 and 2007, the Company’s tax provision consists of:

	2008	2007

Current
Federal	$—	$—
State		800
	—	800
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$800

For the years ended March 31, 2008 and 2007, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2008	2007
Computed expected federal tax benefits	$(20,650,600)	$(23,300)
Permanent difference, impairment of certain investments	20,557,430	—
State and local income taxes, net of federal benefit	—	(3,300)
Change in valuation reserve	93,170	27,400
Provision for income taxes	$—	$800

Note 6 – Capital stock and Warrants

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and determine the rights, preferences, and privileges of any such series. No preferred stock was issued or outstanding as of March 31, 2008 or 2007.

Common Stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, par value $.001. The common stock was split on November 13, 2007 in a 15:1 forward split, resulting in total authorized shares of 750,000,000 shares of common stock, par value $.001 per share. All share amounts have been restated as if the split had occurred October 10, 2005.

In October 2005, the Company issued an aggregate of 60,000,000 shares of common stock, at a price of $.0067 per share to the founding shareholders for aggregate proceeds to the Company of $4,000 cash. In March 2006, the Company completed a private placement offering of 30,000,000 shares of common stock to private investors at a price of $.003 per share, for aggregate proceeds to the Company of $100,000 cash.

In August 2007, the Company closed a private placement consisting of 1,500,000 shares of the Company’s common stock at a price of $.067 per share, for the aggregate proceeds of $100,000 cash.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

On November 26, 2007, the Company entered into an agreement to purchase interests in certain royalty agreements in exchange for 4,000,000 shares of common stock. The market price of the common stock on the date of the agreement was $2.55 per share. Accordingly, the purchase was recorded at $10,200,000 for the value of shares issued. However, subsequent information obtained yielded an estimated recoverable value of $4,000,000, which resulted in a charge to impairment expense of $6,200,000. (See Note 11.)

During the year ended March 31, 2008, the Company sold a total of 1,280,000 units, at the rate of $1.25 per unit, in private placement transactions for $1,600,000. Each unit consists of one common share of the Company and one warrant. Each warrant entitles the warrant holder to exchange one warrant for one common share at a price of $1.75 per share for a period of two years.

On December 27, 2007, the Company issued 21,533,000 shares of common stock to individual shareholders of Deep Well Oil & Gas, Inc. (DWOG) in exchange for 21,533,000 shares of DWOG common stock. The trading price of Tamm common stock on the date of the transaction was $2.52 per share, resulting in a value of $54,263,160 for the shares issued. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment reserve of $54,263,160 was recorded as it was determined the shares of DWOG had nominal value. Subsequent to year end, the shares will be returned to the Company in exchange for the return of the shares of DWOG. The shares will be retired at par value. Accordingly, the impairment reserve has been recognized as a permanent difference for income tax purposes. (See Note 9.)

Warrants

During the year ended March 31, 2008, warrants to purchase 1,280,000 shares of the common stock of the Company were issued. No warrants to purchase shares were exercised. Stock warrant activity, for the years ended March 31, 2008 and 2007 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price

Outstanding at March 31, 2006	—	$—
Granted	—	—
Outstanding at March 31, 2007	—	—
Granted	1,280,000	$1.75
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2008	1,280,000	$1.75

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

Stock warrants outstanding and exercisable at March 31, 2008, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	1.69	$1.75

Note 7 – Oil Sands Properties

Peace River Purchase

On January 9, 2008 the Company purchased 21 sections of oil sands leases in the Peace River region of northern Alberta for $718,903. The Company has received an engineering report for the determination of significant quantities of heavy oil in place. On May 28, 2008, the Company purchased an additional 14 sections of oil sands leases in the Peace River region of northern Alberta for $372,721 that are adjacent to the existing 21 sections of oil sands leases. With this latest acquisition, the Company now has a 100% working interest in 35 sections, or approximately 22,400 acres. An independent engineering report has recently been commissioned on the newly acquired adjacent 14 sections of leases, and for the determination of heavy oil in place for the entire 35 sections.

Note 8 – Recent Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet determined the impact, if any, of SFAS No. 161 on its consolidated financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2008

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

Note 9 – Contingencies

The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. ("DWOG") in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to DWOG shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position is that the transactions which are the subject of the litigation were private stock exchange agreements between the Company and certain DWOG shareholders and did not constitute a tender, offer. The Company denies the other allegations in the Complaint as well. The Company has filed a motion to dismiss which the court is scheduled to hear on July 24, 2008. The parties have conducted limited discovery and are briefing DWOG's pending motion also for a preliminary injunction. A hearing on that motion is scheduled for July 24, 2008. On July 1, 2008, the Company entered into an agreement with the shareholders and the DWOG shares will be returned to the former shareholders and the Tamm shares will be returned to Tamm and retired.

Note 10 – Comparative Financial Information

Certain amounts of the comparative period are reclassified to conform to the current year presentation.

Note 11 – Royalty Agreements

On November 26, 2007, Tamm entered into an agreement to purchase certain royalty agreements for consideration of the issuance of 4,000,000 shares of Tamm’s common stock described above. The Company acquired the right, title, and interest in a royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation dated December 12, 2003.

Note 12 – Commitments

In January 2008, the Company entered into consulting agreements with certain of its officers and directors. The agreements are month-to-month; cancellable with 30 days notice by either party. The President/Director receives approximately $70.00 per hour and the Vice President of Operations/Director is paid approximately $7,000 per month, totaling $21,000 for the year. The former President and Chairman received $5,000 per month through June 2008. The Company paid $89,595 under these agreements in the aggregate during the year ended March 31, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There  was no disagreement with our accountants and auditors on any matters of accounting principles, practices or financial disclosures during 2007 and 2008 through the present.

Changes in our Certifying Accountant

Effective January 30, 2008, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) was dismissed as our independent registered public accounting firm. On the same day, we engaged Stark Winter Schenkein & Co., LLP (“Stark Winter”), as our independent registered public accounting firm. Our Board of Directors approved the appointment of Stark Winter Schenkein & Co., LLP as our new independent registered public accounting firm.

During the most recent two fiscal years and subsequent interim periods prior to the dismissal of Squar Milner, we had not consulted with Stark Winter on any issue, including the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Further, Stark Winter neither provided us with a written report nor oral advice that was an important factor considered by us in reaching a decision as to its accounting, auditing or financial reporting issues.

No report of Squar Milner on our financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles, except that in our Form 10-KSB for our Fiscal Year ending March 31, 2007, the financial statements audited by Squar Milner contained a going concern explanatory paragraph.

During our two most recent fiscal years and any subsequent interim periods through the date of their dismissal, we did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Squar Milner would have caused it to make reference in connection with its report on our financial statements to the subject matter of this disagreement.

Item 9A. Controls and procedures

Our President and Chief Financial Officer evaluated our disclosure controls and procedures on March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended March 31, 2008.

Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our President and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended March 31, 2008 with no exceptions.

We are not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to us. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Management's report was not subject to an attestation by our registered public accounting firm pursuant to the temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other information

We have disclosed all information required to be disclosed on reports on Form 8-K during the fourth quarter of the year covered by this report and after our March 31, 2008 year end.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of the filing of this Form 10-K.

Name	Age	Position	Term of Office Since
Wiktor Musial	48	President, Secretary, Treasurer, Director	1/07/08

Gerald Vikse	54	VP Operations, Director	1/07/08

William Tighe	59	Chairman of Board, Director	11/27/07

Sean Dickenson	34	Director	5/3/07

Executive officers are elected at annual meetings of the shareholders or are appointed by the board of directors. Each such officer holds office for one year or until a successor has been duly appointed, elected and qualified or until death, resignation or removal.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Business experience

A summary of the business experience of each of our officers or directors appears below:

William Tighe, Chairman of Board, Director

On November 27, 2007 we appointed William Tighe to our board of directors as Chairman. Mr. Tighe is the Chief Operating Officer, President, Director and acting CEO of Kodiak Energy, Inc. For more than 30 years, Mr. Tighe has been employed and/or consulted on operational, project management, design and construction matters for Canadian and international oil and gas companies in roles that included operations, operations development, maintenance, commissioning and start-up and management. Since 2005, Mr. Tighe has primarily focused on developing Kodiak’s business interests. During 2004, Mr. Tighe worked for Suncor Energy Ltd as a business services manager in Growth Planning and Development. From 2000-2004 Mr. Tighe worked for Petro China International as operations development and commissioning manager. Mr. Tighe attended the University of Calgary where he studied general science and computer science. He holds an inter-provincial power engineering certification II class.

Wiktor Musial, President, Secretary, Treasurer and Director

On January 7, 2008, our Board of Directors appointed Wiktor Musial, as our President/Secretary/Treasurer and as a member of our Board of Directors. From May 2007 to January 2008, Mr. Musial was a Senior Electrical Instrumentation Technician with DKD Oilfield Solutions, a Calgary oil and gas service firm located in Calgary, Canada, where he completed international instrumentation and control projects on behalf of DKD Oilfield Solutions. From October 2006 to January 2007, Mr. Musial was a Senior Electrical Technician with Segment Engineering, an engineering/procurement/construction/maintenance firm located in Calgary, Canada, where he completed on behalf of Segment Engineering, Quality Assurance/Quality Control of instrumentation and electrical systems, site acceptance and testing of equipment, and the start-up of a heavy oil SAGD (Steam Assisted Gravity Drainage) in Alberta, Canada. From January 2003 to September 2006, Mr. Musial was a Senior Technician for Emerson Process Management, an US engineering firm with an office in Calgary, Canada. where he performed inspection and testing of oil and gas related installations for Exxon Mobil US on location in Russia and South Korea. Mr. Musial has an additional six years of experience as a Senior Technician, and has performed electrical installations, testing, maintenance, repairs, and inspection activities in the chemical, petrochemical, manufacturing, food and beverage production industries. In 2002, Mr. Musial received his Certificate of Proficiency as a Journeyman Electrician from the Alberta Apprenticeship and Industry Training Board. In 1978, Mr. Musial received a Certificate of Qualification as an Electro-Mechanic of Industrial Machinery from the Poland Technical College in Gorzow, Poland.

Gerald Vikse, Vice President of Operations, Director

On January 7, 2008, our Board of Directors appointed Gerald Vikse as a member of our board of directors, and as our Vice President of Operations. Mr. Vikse’s term as our director is until our next annual meeting. From March 2004 to January 2008, Mr. Vikse has been employed as a Program Manager and Integration/CSU Manager for Suncor Energy, Inc. (Suncor”), an oil and gas firm located in Calgary, Alberta, Canada, in connection with the Millennium Coker Unit and Firebag SAGD expansion projects.

From July 2002 to December 2003, Mr. Vikse was a Commissioning and Start- Up Supervisor with KBR, Inc., an engineering construction and services firm located in Houston Texas, in connection with the MLNG TIGA project that was based in Malaysia.

From 1998 to 2002, Mr. Vikse was employed by Ras Gas, an LNG producer in Qatar, as a Start-up Supervisor and for their initial LNG Trains, and later worked with their project management team as Operations Advisor for subsequent expansion projects. Prior to 1998, Mr. Vikse worked in gas processing plants in Alberta in the Operations department, progressing through various job levels to management. In November 2004, Mr. Vikse received his Master of Science Degree in Engineering at the University of Aberdeen in Scotland, and holds an inter-provincial power engineering certification II class.

Sean Dickenson, Director

Mr. Dickenson has been our Director since May 3, 2007. From May 3, 2007 to January 6, 2008, Mr. Dickenson was our President/Secretary/Treasurer until his resignation on January 7, 2008. Mr. Dickenson is an Independent Financial Consultant involved in the administration of Public Companies with nine years of experience in corporate management and finance. From September 2006 to present, Mr. Dickenson has been a Communications Consultant with Source Petroleum, Inc., an oil and gas firm located in Calgary, Alberta. From April 2003 to February 2007 he was in charge of Partner Development at Business Objects SA. From February 2002 to April 2003, Mr. Dickenson was an Investment Advisor with RBC Dominion Securities Inc., a registered broker dealer with the Securities and Exchange Commission. In 1996, Mr. Dickenson graduated from the University of Waterloo with a BA in Economics.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 27, 2007, we appointed William Tighe as our Chairman of the Board of our Board of Directors.

On January 7, 2008, Sean Dickenson resigned as our President, Secretary, and Treasurer. Mr. Dickenson was appointed as our Director on May 3, 2007 and is still our director.

On January 7, 2008, our Board of Directors appointed Gerald Vikse, as a member of our board of directors, and as our Vice President of Operations.

On January 7, 2008, our Board of Directors appointed Wiktor Musial, as our President/Secretary/Treasurer and as a member of our Board of Directors.

Family relationships

There are no family relationships between or amongst any of our directors or executive officers.

Involvement in certain legal proceedings

None of our executive officers or directors has been involved in or is subject to any of the following legal proceedings:

(1) A petition under the Federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) No such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) No such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) No such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) No such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) No such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Corporate Governance:

(a) Director Independence

See our disclosure at page 33 under Item 13.

(b) Committees

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation. We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues during the past three years. Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

(c) Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2008, our Board of Directors met on February 14, 2008.

(e) Annual Shareholder Meetings

During our Fiscal Year 2008, we did not conduct an annual shareholder meeting.

(f) Code of ethics

We have not yet adopted a Code of Ethics.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings.

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2008; however, some reports were not filed on a timely basis.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2007 and 2008. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation

Sean Dickenson	2007	0	0	0	0	35,000	*
Director	2008					60,000	*

Gerald Vikse	2007	0	0	0	0	0
VP-Operations Director	2008					21,433	*

Wiktor Musial	2007	0	0	0	0	0
President/Secretary Treasurer	2008					8,162	*

William Tighe	2007	0	0	0	0	0
Chairman of the Board	2008

* All Other Compensation paid was for consulting services rendered

(c)     Options/SAR granted during year-ended March 31, 2008.

None

(d)     Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2008.

(e)     Long term incentive plan — awards in last fiscal year

None

(f) Defined benefit or actuarial plan disclosure

We do not pay medical insurance premiums for our employees. We currently have no stock ownership or other profit sharing, defined benefit, actuarial or pension plans, nor life insurance or any other benefit plan for our employees. We have no retirement plans, and therefore, have made no contributions to any such plan on behalf of names officers.

(g) Compensation of directors

Except as described herein, none of our officers or directors has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on our behalf.

(h)    Employment contracts and termination of employment and change-in-control arrangements

We have no such contracts or arrangements. We have no compensatory plan or arrangement regarding any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of us or a change in the individual’s responsibilities following a change in control.

(i) Report on re-pricing of options/SARs

We did not re-price any options previously granted during the year ended March 31, 2007.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

(a) and (b) Security ownership of certain beneficial owners and management

We have only two classes of outstanding voting securities, our common stock and preferred stock.

The following tables set forth information regarding the ownership of our outstanding common stock as of the filing of this report by: (a) each person known by management to own, beneficially or of record, more than five percent (5%) of our common stock; (b) each director; (c) each executive officer named in the Compensation Table set forth later in this report; and (d) all of our directors and executive officers as a group.

The following tables assume, based on our stock records, that there are 118,313,000 shares of our common stock, $0.001 par value, currently issued and outstanding. As noted on page 15 of this Form 10-K, we rescinded our December 27, 2007 share issuance of 21,533,000 shares of our common stock to 3 Deep Well shareholders in connection with the December 27, 2007 exchange of shares between us and those 3 Deep Well shareholders. Although we have affected the necessary acts to cancel our common shares that were originally issued to the 3 shareholders on December 27, 2007, because the shares have not yet been actually cancelled, we still have 118,313,000 shares issued and outstanding until such time that our transfer agent cancels those 21,533,000 shares.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Sean Dickenson	57,000,000	48%
203-2630 Arbutus Street Vancouver, B.C. Canada V6J 5L8

LB (Swiss) PrivatBank AG* Borsenstrasse 16 PSTFCHJ Zurich, Switzerland CH-8022	14,289,276	12%

Rahn & Bodmer Banquiers * Talstrasse 15 Zurich, Switzerland CH-8022	10,046,215	8.5%

* Includes shares that we issued to those entities related to the December 27, 2007 share exchange as more fully described on page 15 of this Form 10-K, the share issuance of which were rescinded on July 1, 2008, but have not yet been actually cancelled by our transfer agent.

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Wiktor Musial President, Secretary, Treasurer, Director 734-7th Avenue, S.W. Calgary, Alberta, Canada	0	0

William Tighe Chairman of the Board 734-7th Avenue, S.W. Calgary, Alberta, Canada	0	0

Sean Dickenson Director 203-2630 Arbutus Street Vancouver, B.C. Canada V6J 5L8	57,000,000	48%

Gerald Vikse Vice President of Operations Director
734-7th Avenue, S.W. Calgary, Alberta, Canada	50,800.04%

Officers/ Directors as a Group	57,050,800	48%

* 800 of such 50,800 shares are in the name of Mr. Vikse’s minor child.

Item 13. Certain relationships and Related Transactions, and Director Independence

Director Independence

Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). Under this definition, none of our directors are independent, because our Board of Directors cannot affirmatively determine that any of our directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

Item 14. Principal accountants’ fees and services

Squar, Milner, Peterson, Miranda & Williamson, LLP

	Fiscal year ended March 31,
Description	2006	2007	2008

Year end audit and review of quarterly interim financial statements	$-	$20,319	$5,940

Other audit related fees not included above	-	-	1,490	(1)

Tax compliance, tax advice and tax planning	-	2,565	2,268

Total	$-	$22,884	$9,698

Notes:

(1) Represents fees billed in connection transition to new audit firm.

Our Board of Directors has considered the information described in “Financial Information Systems Design and Implementation Fees” and “All Other Fees” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services.

Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent two fiscal years.

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements change dates and include inception to date

The following documents are filed as part of this report:
Page

Reports of Independent Registered Public Accounting Firms	F-1 & F-2

Balance Sheets as of March 31, 2008 and 2007 and inception to date	F-3

Statement of Operations for the years ended March 31, 2008 and 2007 and inception to date	F-4

Statements of Cash Flows for the years ended March 31, 2008 and 2007 and inception to date	F-6

Statement of Stockholders' Equity for the years ended March 31, 2008 and 2007 and inception to date	F-5

Notes to Financial Statements	F-7 through F-14

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description
2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

3(ii)	Bylaws incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2 .

10.1	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank Ltd., incorporated by reference as filed with SEC on Form 8-K on July 2, 2008

10.2	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with SEC on Form 8-K on July 2, 2008.

10.3	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on Form 8-K on July 1, 2008.

10.4	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd and Muzz Investments, incorporated by reference as filed with the SEC on November 27, 2008 on Form 8-K.

10.5	Share Exchange Agreement between Tamm Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on January 9, 2008 on Form 8-K

10.6	Share Exchange Agreement between Tamm Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.7	Share Exchange Agreement between Tamm Oil and Gas Corp. and LB (Swiss) Private Bank, Ltd, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.8	November 26, 2007 Agreement between Tamm Oil and Gas Corp., 1004731 Alberta Ltd. and Muzz Investements Inc., incorporated by reference as filed with the SEC on January 9, 2008.

10.9	December 12, 2003 Royalty Agreement between Mikwec Energy and Nearshore Petroleum Corporation, incorporated by reference as filed with the SEC on January 9, 2008.

16.1	Letter from Square Milner, Independent Registered Public Accounting Firm, as filed with the SEC on February 4, 2008 on Form 8-K, incorporated as reference

31.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a) 15d-14(a)

32.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Section 1350

99.1	April 1, 2008 Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on May 12, 2008 on Form 8-K

99.2	Updated Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on June 24, 2008 on Form 8-K

TAMM OIL AND GAS

By:  /s/ Wiktor Musial

Wiktor Musial
President/Director
Date: July 14, 2008

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tamm Oil and Gas Corp. and in the capacities and on the dates indicated.

By:  /s/ Wiktor Musial

Wiktor Musial, President/Director

By:  /s/ Sean Dickenson

Sean Dickenson, Director

By:  /s/ Gerald Vikse

Gerald Vikse, Vice President Operations/Director

By:  /s/ William Tighe

William Tighe, Chairman of the Board/Director