Form 10-Q/A
period 2007-12-31
TAMM Oil & Gas Corp.
filed 2008-07-17
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment 1

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

Tamm Oil and Gas, Inc., is referred to herein as “us”, “we”, “our” or the “Company”.

PART I - FINANCIAL INFORMATION

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

Item 1. Financial Statements

Explanatory Note A

Although the disclosure contained in the originally filed Form 10-QSB was made under Regulation S-B, because Regulation S-B has since been eliminated, we have filed this amended quarterly report under Form 10-Q.

Explanatory Note B

This Amendment No. 1 to our Form 10-Q for the quarter ended December 31, 2007 is being filed:

(i)
To restate the value of the 21,533,000 shares issued in exchange for shares of another public company, Deep Well Oil and Gas, Inc. The price per share for the 21,533,000 shares issued as of December 27, 2007 should have been $2.52 per share or an increase in Additional Paid-in-Capital of $50,817,880. Because the investment fails to meet the standards set forth by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the amount has been recorded to an impairment reserve.

(ii)
To record shares issued after our quarter ended December 31, 2007 that related to a November 26, 2007 agreement providing for our issuance of a total of 4 million of our common stock shares in exchange for royalty agreement interests valued at $4,000,000. The per share price was $2.55 on November 26, 2007. Consequently, the shares have been recorded at a total of $10,200,000, with a corresponding charge to the impairment reserve of $6,200,000.

As a result of charges to impairment reserve, for the quarter ended December 31, 2007, the net loss increased from $3,530,799, ($0.04) per share to $60,548,679, ($0.64) per share. For the nine months ended December 31, 2007, the net loss increased from $3,599,830, ($0.04) per share to $60,617,710, ($0.66) per share. In addition, total assets increased from $1,496,897 to $5,496,897.

This Amendment No. 1 does not amend, modify or update any other information or disclosures to reflect developments since the February 19, 2008 original filing of the Company's Form 10-QSB for the period ended December 31, 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions and applicable rules to Form 10-Q , and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	March 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS	(Restated)
Cash	$961,860	$3,866
Receivable from investment	532,211	—
Prepaid expenses	2,826	—
Total current assets	1,496,897	3,866

Property and equipment, net	—	35,000
Royalty agreements	4,000,000	—
Total assets	$5,496,897	$38,866

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,927	$6,346
Advance from shareholder	10,000	—
Total current liabilities	18,927	6,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 1,000,000 shares authorized,
None issued and outstanding	—	—
Common stock: $0.001 par value; 750,000,000 shares authorized,
118,233,000 and 90,000,000 issued and outstanding, respectively	118,233	90,000
Additional paid-in capital	66,048,927	14,000
(Deficit) accumulated during exploration stage	(60,689,190)	(71,480)
Total stockholders' equity	5,477,970	32,520
Total liabilities and stockholders' equity	$5,496,897	$38,866

See accompanying notes to the financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the period
					October 10, 2005
	For the three months ended		For the nine months ended		(Inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
	(Restated)		(Restated)		(Restated)
REVENUES	$—	$—	$—	$—	$—

COSTS AND EXPENSES
Operating Expenses
General and administrative expenses	75,519	8,213	119,550	43,885	190,230
(Loss) on impairment of investment in DWOG	54,263,160	—	54,263,160	—	54,263,160
(Loss) on impairment of royalty agreements	6,200,000		6,200,000		6,200,000
(Loss) on impairment property and equipment	10,000	—	35,000	—	35,000
Total Operating Expenses	60,548,679	8,213	60,617,710	43,885	60,688,390

PROVISION FOR INCOME TAXES	—	800	—	800	800

NET (LOSS)	$(60,548,679)	$(9,013)	$(60,617,710)	$(44,685)	$(60,689,190)

(LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.64)	$(0.00)	$(0.66)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	94,336,217	90,000,000	91,728,844	90,000,000

See accompanying notes to the financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			October 10, 2005
	For the nine months ended		(Inception) to
	December 31,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)		(Restated)
Net cash (used in) operating activities	$(652,006)	$(38,513)	$(717,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(35,000)	(35,000)
Net cash (used in) investing activities	—	(35,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,600,000	—	1,704,000
Proceeds from shareholder advances	10,000	—	10,000
Net cash provided by financing activities	1,610,000	—	1,714,000

Net increase (decrease) in cash	957,994	(73,513)	961,860

Cash and cash equivalents, beginning of period	3,866	103,975	—

Cash and cash equivalents, end of period	$961,860	$30,462	$961,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$800	$800

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares of common stock issued for investment in DWOG	$54,263,160	$—	$54,263,160
Shares of common stock issued for royalty agreements	$10,200,000	$—	$10,200,000

See accompanying notes to the financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
December 31, 2007

Note 1 - Organization and Basis of Presentation

Organization

Tamm Oil and Gas Corporation, formerly Hola Communications, Inc., (the “Company”) was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access in Northern Mexico and Southwestern California, starting in Tijuana, Mexico. The Company’s goal was to be one of the leading providers of broadband wireless access in several metropolitan markets in Northern Mexico and Southwestern California.

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

Note 3 - Liquidity and Going Concern

During the period October 10, 2005 (inception) to December 31, 2007, no revenue was generated, and the Company incurred an accumulated deficit of $60,689,190. During this period the Company raised an aggregate of $1,714,000 through private placements of common stock and issuances of notes payable to related parties, and as of December 31, 2007, has a working capital balance of $1,477,970. In order for the Company to successfully implement its business plan, significant additional financing will be required. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ending March 31, 2008, the Company intends to raise additional equity financing to fund future operations and to provide for additional working capital.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
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

NOTE 5. Receivable from investment

During the quarter ended December 31, 2007, the Company paid $532,211 to participate in a drilling project. Subsequently, the project was cancelled and the funds were returned to the Company on February 8, 2008. Accordingly, the amount has been recorded as receivable from investment at December 31, 2007.

Note 6 - Advance from shareholder

During the period ended September 30, 2007, the Company received an advance from a stockholder officer of $10,000. There was no stated interest rate and the note becomes due upon demand.

Note 7 - Common Stock

In August 2007, the Company closed a private placement consisting of 1,500,000 post-split shares of the Company’s common stock for aggregate proceeds of $100,000. The shares were issued to a non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On November 26, 2007, a letter of intent agreement was signed between the Company, Muzz Investments Inc. and 1004731 Alberta Ltd. to purchase all of their interests in certain Royalty Agreements in exchange for 4,000,000 shares of the Company. The terms of the agreement provided for a per share value of $1.00 per share. However, the trading price of the shares was $2.55 on November 26, 2007. The 4 million shares of Tamm common stock were issued and recorded effective November, 26, 2007 at $10,200,000. The difference between the fair value of the royalty agreements and the shares has been recorded to a reserve for impairment.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
December 31, 2007

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$1.75	1,200,000	2	$2,100,000	$1.75

NOTE 8 - INVESTMENT IN DEEP WELL OIL & GAS, INC.

On December 27, 2007, 21,533,000 shares of common stock were issued in exchange for 21,533,000 shares of Deep Well Oil & Gas, Inc., a publicly traded company. The fair value of the Company shares on the date of issue was $54,263,160. This amount has been impaired. .

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

Note 10 - Correction of an Error

This Amendment No. 1 to Form 10-Q for the quarter ended December 31, 2007 of Tamm Oil and Gas Corp. (the "Company") is being filed:

(i)
To restate the value of the 21,533,000 shares issued in exchange for shares of another public company. The price per share for the 21,533,000 shares issued as of December 27, 2007 should have been $2.52 per share or an increase in Additional Paid-in-Capital of $50,817,880. Because the investment fails to meet the standards set forth by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the amount has been recorded to an impairment reserve.

(ii)
To record shares issued after the quarter ended December 31, 2007 that related to a November 26, 2007 agreement providing for our issuance of a total of 4 million of our common stock shares in exchange for royalty agreement interests valued at $4,000,000. The per share price was $2.55 on November 26, 2007. Consequently, the shares have been recorded at a total of $10,200,000, with a corresponding charge to the impairment reserve of $6,200,000.

For the quarter ended December 31, 2007, the net loss increased from $3,530,799, ($0.04) per share to $60,548,679, ($0.64) per share. For the nine months ended December 31, 2007, the net loss increased from $3,599,830, ($0.04) per share to $60,617,710, ($0.66) per share. In addition, total assets increased from $1,496,897 to $5,496,897.

This Amendment No. 1 does not amend, modify or update any other information or disclosures to reflect developments since the February 19, 2008 original filing of the Company's Form 10-Q for the period ended December 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This amended Form 10-Q report for the quarterly period ended December 31, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following: (a) we have a history of losses and no revenue to date; if this trend continues, it may negatively affect our ability to implement our Plan of Operations; (b) because we are an exploration company with little operating history, it will be difficult for you to assess our future prospects; (c) should we fail to successfully identify, acquire and develop oil and gas properties on an economically recoverable basis, our results of operations will be negatively effected; (d) our business is dependent upon our management team; should we lose any of their services, we may not find suitable and capable replacements and our operations may be negatively effected; (e) our operational plan, we will require substantial expenses which will require financing; should we be unable to obtain the required financing our operational plan will be negatively effected; (f) we anticipate issuing additional shares for financing needs as well as payment to consultants and others providing services to us; these issuances will dilute the value of your investment; (g) we are subject to substantial costs for environmental and other compliance and possible future regulatory changes, costs of which may adversely affect our ability to implement components of our business plan and will negatively effect our results of operations, and possible delays in our operations; (h) we face significant competition from oil and natural gas companies and other individual producers and operators that have longer operating histories, greater financial and technological resources, and access to capital, than we do; and (i) because the majority of our assets our located in Alberta, Canada and our officers and directors are located outside the United States, investors may encounter difficulties in enforcing legal actions against us or our officers or directors.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law,  we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this amended quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us", "our", and "Tamm" mean Tamm Oil and Gas Corp. (formerly Hola Communications, Inc.), unless the context clearly requires otherwise.

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

Our Plan of Operations to Date

To date, we have accomplished the following in our Plan of Operations:

Oil Sands Interests

We have the following oil sands interests:

Peace River - Oil Sands Leases
After our financial quarter ending December 31, 2007, we acquired a 100% interest in 21 sections of oil sands leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $718,903.

Sawn Lake Oilsands - Letter Agreement
We entered into a letter agreement with Vendors, 1004731 Alberta Ltd. and Muzz Investments Inc., dated November 26, 2007, whereby the Vendors agreed to sell, assign and transfer to us, their entire right, title and interest in a royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation dated December 12, 2003 in consideration of the issuance of 4,000,000 shares of our common stock.

Letter of Intent with Selling Stockholders of 1132559 Alberta Ltd.
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

1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of Oil sands leases in the Sawn Lake area in Northern Alberta.

Our Plan of Operations Going Forward

We intend to further expand our interests in oil sands properties through Alberta Crown Land Sales and/or purchasing interests from other companies that currently hold interests in oil sands properties. To assess our prospects and out acquisitions, we will contractually engage geologists and geophysicists to provide geological evaluations. Presently, our costs are uncertain because they are contingent upon the results of our information and data/collection to confirm whether we have a viable prospect, which will be determined by: (a) our contracted geologists and geophysicists that provide geological evaluations; (b) geological data results and related information/data that we obtain through: (i) the public domain; (ii) our acquisition of data from private firms; and (c) field activities, for example, seismic surveys, that we may engage in to gather specific information, for the purpose of modeling the underlying geological structure.

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

Results of Operations

Third Quarter and Nine Month Summary

	Third Quarter Ended		Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006

Revenue	$0	$0	$0	$0
Operating Expenses	60,548,679	8,213	60,617,710	43,885
Interest and Dividend Income	0	0	—	0
Income Taxes	—	800
Net Loss	$(60,548,679)	$(9,013)	$(60,617,710)	$(44,685)

Our increases in operating expenses and net loss are primarily a result of a $54,263,160 loss on impairment of our investment in Deep Well Oil and Gas Inc., a publicly traded company (“Deep Well”), and $6,200,000 related to the purchase of royalty agreements. .

Revenue

We are currently a development stage company conducting exploration activities and we have not earned any revenues since our inception. We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects, if ever. Even if we discover such commercially exploitable resources, we will have to determine whether the project is economically feasible.

Capital Expenditures and Requirements

At the present time, we have no capital commitments or expenditures, although we anticipate that we will have both expenditures at certain stages of our operational plan.

Expenses

Our operating expenses for the nine months ended December 31, 2007 increased to $60,617,710 from $43,885 for the comparable nine-month period. This increase is primarily a result of a $54,263,160 loss on impairment of our investment in Deep Well , and $6,200,000 related to the purchase of royalty agreements.

Three Months ended December 31, 2006 and 2007

We had no revenues in either of our 2006 or 2007 third quarters. Our operating expenses increased to $60,548,679 from $8,213 for the period ending December 31, 2006. Our income taxes decreased by 100%, to $0 during the 2007 third quarter, from $800 for the 2006 third quarter. This increase is primarily a result of a $54,263,160 loss on impairment of our investment in Deep Well and $6,200,000 related to the purchase of royalty agreements.

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

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our current assets and current liabilities for the nine months ended December 31, 2007 have increased by 386% and 66%, respectively. Our working capital has increased by 596% since our fiscal year ended March 31, 2007.

	As at December 31, 2007	As at March 31, 2007	Percentage Increase

Current Assets	$1,496,897	$3,866	38620%
Current Liabilities	$18,927	$6,346	198%
Working Capital (Deficit)	$1,477,970	$(2,480)	59696%

Cash Flows

	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows used in Operating Activities	$(652,006)	$(38,513)
Cash Flows used in Investing Activities	$0	$(35,000)
Cash Flows provided by Financing Activities	$1,610,000	$0
Net Increase (Decrease) in Cash During Period	$957,994	(73,513)

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

During the period October 10, 2005 (inception) to December 31, 2007, we generated no revenue and we had an accumulated deficit of $60,689,190. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including the President/Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President/Principle Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2007, we closed the first tranche of a private placement consisting of 800,000 units at a price of US $1.25 per Unit for aggregate proceeds of $1,000,000. Each Unit consists of one common share (a “Share”) and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into Warrant at a price of US $1.75 per Warrant Share until November 23, 2009. We issued the Units to a subscriber based on their representation that they are not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 20, 2007, we closed the second tranche of a private placement consisting of 400,000 units of our securities (the “Units”) at a price of US $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share (a “Share”) and one share purchase warrant (a “Warrant”). Each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.75 per Warrant Share until December 20, 2009. We issued the Units to a subscriber based on their representation that they are not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 27, 2007, we issued 21,533,000 shares of our common stock to three shareholders of Deep Well in exchange for 21,533,000 shares of Deep Well . The fair value of our shares on the date of issue was $54,263,160. As noted in note 8 to our financial statements, this amount has been impaired.

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

TAMM OIL AND GAS CORP.

Date: July 17, 2008	By:	/s/ Wiktor Musial

Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial Officer