Form 10-Q
period 2008-06-30
TAMM Oil & Gas Corp.
filed 2008-08-13
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended June 30, 2008

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

403-975-9399
(Issuer’s telephone number)

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,313,000 shares outstanding as of August 6, 2008.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007 and from October 10, 2005 (date of inception) through June 30, 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) from October 10, 2005 (date of inception) through June 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007 and from October 10, 2005 (date of inception) through June 30, 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$117,058	$169,844
Prepaid expenses	4,683	14,921
Total current assets	121,741	184,765

Property, plant and equipment:
Oil sands properties, unevaluated	1,093,786	718,903
Furniture and equipment, net	2,720	3,223
Total property, plant and equipment	1,096,506	722,126

Other assets:
Receivable from affiliated entity	576,252	576,252
Royalty agreements	4,000,000	4,000,000

Total assets	$5,794,499	$5,483,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$133,054	$24,652
Notes payable to affiliated entity	750,000	-
Total current liabilities	883,054	24,652

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 118,313,000 shares issued and outstanding	118,313	118,313
Additional paid in capital	66,148,847	66,148,847
(Deficit) accumulated during exploration stage	(61,356,130)	(60,808,669)
Accumulated other comprehensive income (loss)	415	-
Total stockholders' equity	4,911,445	5,458,491

Total liabilities and stockholders' equity	$5,794,499	$5,483,143

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			For the period
			October 10, 2005
			(date of inception)
	Three months ended June 30,		through
	2008	2007	June 30, 2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	535,378	14,661	853,514
Depreciation	503	-	503
Total operating expenses	535,881	14,661	854,017

(Loss) from operations	(535,881)	(14,661)	(854,017)

OTHER INCOME (EXPENSE):
Foreign exchange (expense) gain	(5,807)	-	(40,807)
Interest income (expense)	(5,773)	-	(5,773)
(Loss) on impairment of fixed assets	-	-	8,427
(Loss) on impairment of investments	-	-	(60,463,160)

(Loss) before provision for income taxes	(547,461)	(14,661)	(61,355,330)

Provision for income taxes:
Current	-	-	800
Deferred	-	-	-
Total income taxes	-	-	800

NET (LOSS)	(547,461)	(14,661)	(61,356,130)

Foreign currency translation gain (loss)	415	-	415

Comprehensive (loss)	$(547,046)	$(14,661)	$(61,355,715)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	118,313,000	90,000,000

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through June 30, 2008

				Other	(Deficit) Accumulated
	Common stock		Additional	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	100,000
Net (loss)	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	(2,134)	101,866

Net (loss)	-	-	-	-	(69,346)	(69,346)

Balance, March 31, 2007	90,000,000	90,000	14,000	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	10,200,000
Net (loss)	-	-	-	-	(60,737,189)	(60,737,189)

Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	(60,808,669)	5,458,491
Foreign currency translation gain	-	-	-	415	-	415
Net (loss)	-	-	-	-	(547,461)	(547,461)

Balance, June 30, 2008	118,313,000	$118,313	$66,148,847	$415	$(61,356,130)	$4,911,445

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
	For the three months ended June 30,		(Date of Inception)
	2008	2007	through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(547,461)	$(14,661)	$(61,356,130)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	503	-	503
Impairment of property and equipment	-	-	35,000
Impairment of investments in stock and royalty agreements	-	-	60,463,160
(Increase) decrease prepaid expenses	10,238	(849)	(4,683)
Increase in accounts payable	108,402	13,252	133,054
Net cash (used in) operating activities	(428,318)	(2,258)	(729,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(374,883)	-	(1,093,786)
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash (used in) investing activities	(374,883)	-	(1,708,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,804,000
Proceeds from notes payable to affiliated entity	1,250,000	-	1,250,000
Repayments of notes payable to affiliated entity	(500,000)	-	(500,000)
Net cash provided by financing activities	750,000	-	2,554,000

Effect of currency rate change on cash	415	-	415

Net increase (decrease ) in cash and cash equivalents	(52,786)	(2,258)	117,058
Cash and cash equivalents at beginning of period	169,844	3,866	-
Cash and cash equivalents at end of period	$117,058	$1,608	$117,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	-
Cash paid during the period for taxes	-	-	800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

Tamm Oil and Gas Corp. is referred to in these notes as “the Company” or “TAMM”.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.  The unaudited condensed financial statements should be read in conjunction with the dated March 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the SEC on July 14, 2008.

Basis and business presentation

TAMM, formerly Hola Communications, Inc., was incorporated under the laws of the State of Nevada on October 10, 2005. The Company was formed to provide wireless broadband access. In October 2007, the Company decided to discontinue its efforts to develop its original business plan in the telecom industry and to re-direct its focus to the oil and gas Industry. In November 2007, the Company created a wholly owned Nevada subsidiary for the purpose of affecting a name change from Hola Communications, Inc. to TAMM Oil and Gas Corporation. To implement its current business plan, significant additional financing will be required and the Company will need to be successful in its efforts to identify, acquire and develop oil and gas reserves that are economically recoverable.

The Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2008, the Company has accumulated losses of $61,356,130.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

Effective for the quarter ended June 30, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130; “Reporting Comprehensive Income” (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three month period ended June 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications
Certain amounts reported in the Company's financial statements for the prior periods may have been reclassified to conform to the current period presentation.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended June 30, 2008, the Company has incurred a loss of $547,461. This factor, among others, indicates that the Company may be unable to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

The Company is attempting to obtain financing for its operations. There can be no assurance that the Company will be successful in its effort to secure additional equity financing. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 – NOTES PAYABLE TO AFFILIATED ENTITY

During the three month period ended June 30, 2008, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of the demand notes during the three month period ended June 30, 2008. As of June 30, 2008, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity as Alberta and TAMM have officers and/or directors in common.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4 – CAPITAL STOCK

Preferred stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, par value $.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and determine the rights, preferences, and privileges of any such series.

Common stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, par value $.001. On November 13, 2007, the Company declared a 15:1 forward split, and concurrently increased its authorized shares to 750,000,000 shares of common stock, par value $.001 per share. All share amounts have been restated as if the split had occurred October 10, 2005.

As of June 30, 2008 and March 31, 2008, there were 118,313,000 shares of common stock issued and outstanding.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 - CONTINGENCIES

The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation is that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denies the other allegations in the Complaint as well. The Company has filed a motion to dismiss which the Court is scheduled to hear on September 18, 2008. The parties have conducted limited discovery and are briefing Deep Well’s pending motion also for a preliminary injunction. A hearing on that motion is scheduled for September 18, 2008. On July 1, 2008, the Company entered into an agreement with the Deep Well shareholders that tendered the Deep Well Shares to the Company providing that the Company will return the Deep Well shares to the former Deep Well shareholders and the Deep Well shareholders will return the TAMM shares to the Company, at which time the Company will retire them.

NOTE 6 – OIL SANDS PROPERTIES

Peace River Purchase

On May 28, 2008, the Company purchased 14 sections of petroleum and natural gas (“P&NG”) leases in the Peace River region of northern Alberta for $374,883 that are adjacent to the existing 21 sections of oil sands leases. With this latest acquisition, the Company now has a 100% working interest in 35 sections, or approximately 22,400 acres. An independent engineering report has recently been commissioned on the newly acquired adjacent 14 sections of leases, and for the determination of heavy oil in place for the entire 35 sections.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 – OPTIONS AND WARRANTS

During the year ended March 31, 2008, warrants to purchase 1,280,000 shares of the Company’s common stock were issued in connection with the sale of the Company’s common stock. No warrants to purchase shares were exercised. Stock warrant activities from March 31, 2006 through June 30, 2008 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price

Outstanding at March 31, 2006	—	$—
Granted	—	—
Outstanding at March 31, 2007	—	—
Granted	1,280,000	$1.75
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2008	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at June 30, 2008	1,280,000	$1.75

Warrants outstanding and exercisable at June 30, 2008, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	1.44	$1.75

Options

As of June 30, 2008; the Company has no outstanding options.

NOTE 8 – SUBSEQUENT EVENTS

As more fully described in the Company’s 8-K filing on November 28, 2007, the Company received 34,000,000 shares of its common stock for cancellation in August 2008 from a principal shareholder in connection with the planned acquisition of 1132559 Alberta, Ltd.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

TAMM Oil and Gas Corp. is referred to hereinafter as “we”, “our”, or “us”.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report for the quarterly period ended June 30, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following: (a) we have a history of losses and no revenue to date; if this trend continues, it may negatively affect our ability to implement our Plan of Operations; (b) because we are an exploration company with little operating history, it will be difficult for you to assess our future prospects; (c) should we fail to successfully identify, acquire and develop oil and gas properties on an economically recoverable basis, our results of operations will be negatively effected; (d) our business is dependent upon our management team; should we lose any of their services, we may not find suitable and capable replacements and our operations may be negatively effected; (e) our operational plan will require substantial expenses l requiring financing; should we be unable to obtain the required financing our operational plan will be negatively effected; (f) we anticipate issuing additional shares for financing needs as well as payment to consultants and others providing services to us; these issuances will dilute the value of your investment; (g) we are subject to substantial costs for environmental and other compliance and possible future regulatory changes, costs of which may adversely affect our ability to implement components of our business plan and will negatively effect our results of operations, and possible delays in our operations; (h) we face significant competition from oil and natural gas companies and other individual producers and operators that have longer operating histories, greater financial and technological resources, and access to capital, than we do; and (i) because the majority of our assets our located in Alberta, Canada and our officers and directors are located outside the United States, investors may encounter difficulties in enforcing legal actions against us or our officers or directors.

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

Our Plan of Operations to Date

 To date, we have accomplished the following in our Plan of Operations:

Oil Sands and Petroleum &Natural Gas Interests

We have the following interests:

Peace River – Oil Sands Leases

On January 9, 2008, we acquired a 100% interest in 21 sections of oil sands leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $718,903.

Peace River – Petroleum & Natural Gas Leases

On May 28, 2008, we acquired a 100% interest in 14 sections of the petroleum and natural gas (“P&NG”) leases in the Peace River region at an Alberta Crown Land Sale for $374,883.

Sawn Lake Oil Sands - Letter Agreement

We entered into a November 26, 2007 letter agreement with Vendors, 1004731 Alberta Ltd. and Muzz Investments Inc., whereby the Vendors agreed to sell, assign and transfer to us, their entire right, title and interest in a December 12, 2003 royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation in exchange for our issuance of 4,000,000 shares of our common stock.

Letter of Intent with Selling Stockholders of 1132559 Alberta Ltd.

We have entered into a Letter of Intent with the Selling Stockholders of 1132559 Alberta Ltd , which provides that the Selling Stockholders agree to transfer to us all of the issued and outstanding shares held by them in return of our agreeing to, among other things:

(i)	Issue 15,000,000 shares of our common stock to the Selling Stockholders
(ii)	Complete a 15:1 forward stock split, which occurred in November 2007
(iii)	Complete a financing of up to $3,250,000
(iv)	Change our name to "TAMM Oil and Gas Corp.", which has been accomplished.
(v)	Appoint two nominees of the Selling Stockholders to our Board of Directors; William Tighe was nominated and elected to the Board on November 27, 2007

The Letter of Intent is further subject to our principal stockholder submitting 34,000,000 (post split) shares for cancellation at closing. These shares were returned to the Company in August 2008. Closing of the transactions contemplated in the Letter of Intent is subject to:

(i)	the satisfactory completion of the parties due diligence investigations
(ii)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws
(iii)	the parties enter into a definitive agreement containing customary terms and representations for such agreements

1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of oil sands leases in the Sawn Lake area in Northern Alberta.

Our Plan of Operations Going Forward

Our primary operational focus is the Peace River/Manning project. On May 28, 2008, we purchased 14 sections of the P&NG leases at an Alberta Crown land sale that are adjacent to our existing 21 sections of oil sands leases in the Peace River region of Northern Alberta. With this latest acquisition, we now have a 100% working interest in 35 sections in the Peace River region, or approximately 22,400 acres. An independent engineering report was completed in 2008 on the newly acquired adjacent 14 sections of leases for the determination of heavy oil in place for the 35 sections.

We intend to further expand our interests in oil sands properties through Alberta Crown Land Sales and/or purchasing interests from other companies that currently hold interests in oil sands properties. To assess our prospects and out acquisitions, we will contractually engage geologists and geophysicists to provide geological evaluations. Presently, our costs are uncertain because they are contingent upon the results of our information and data/collection to confirm whether we have a viable prospect, which will be determined by: (a) our contracted geologists and geophysicists that provide geological evaluations; (b) geological data results and related information/data that we obtain through: (i) the public domain; (ii) our acquisition of data from private firms; and (c) field activities, such as seismic surveys, that we may conduct to gather specific information, for the purpose of modeling the underlying geological structure.

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

Three month period ended June 30, 2008 Summary

	Three month period ended
	June 30,
	2008	2007

Revenue	$-	$-
Operating Expenses	(535,881)	(14,661)
Foreign exchange expense	(5,807)	-
Income Taxes	—	800
Net Loss	$(547,461)	$(14,661)

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

Expenses

Our operating expenses for the three month period ended June 30, 2008 increased by $521,220 or 3555% to $535,881 from $14,661 for the comparable 2007 three-month period. This increase is primarily a result of increased professional and consulting fees for the current period. The fees increased primarily due to legal expenses of approximately $347,547, primarily for the litigation with Deep Well but includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss
Our net loss for the three month period ended June 30, 2008 increased by $532,800 or 3634% to $547,461 from $14,661 for the comparable 2007 period. This increase is primarily a result of increased professional and consulting fees for the current period.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

•	Adverse weather conditions that will effect our ability to conduct our exploration activities;
•	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
•	Political instability in the Middle East and other major oil and gas producing regions;
•	Domestic and foreign tax policy;
•	Price of oil and gas foreign imports;
•	Cost of exploring for, producing, and delivering oil and gas;
•	Overall supply and demand for oil and gas;
•	Availability of alternative fuel sources;
•	Discovery rate of new oil and gas reserves; and
•	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 42% for the three month ended June 30, 2008. The details are as follows:

	As at June 30, 2008	As at March 31, 2008	Percentage Increase (decrease)

Current Assets	$121,741	$184,765	(35)%
Current Liabilities	$883,054	$722,126	23%
Working Capital (Deficit)	$(761,313)	$(537,361)	(42)%

Our working capital deficit increased primarily because: (a) we entered into a loan agreement in the amount of $1,250,000, net of $500,000 repayments; and (b) increased accounts payable, primarily due to legal fees.

Cash Flows

During the three month period ended June 30, 2008, we utilized $428,318 in operating cash principally in payments for professional and consulting fees. Additionally we acquired additional mining properties for $374,883. We met our cash flow needs from notes payable from an affiliated entity, net of repayments, of $750,000.

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
Cash Flows used in Operating Activities	$(428,318)	$(2,258)
Cash Flows used in Investing Activities	$(374,883)	$0
Cash Flows provided by Financing Activities	$750,000	$0
Effect of currency rate change on cash	$415	$0
Net (Decrease) in Cash During Period	$(52,786)	$(2,258)

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

We are currently planning a winter exploration program consisting of drilling, coring, and testing. This exploration program is tentatively planned for four to six wells, for execution in the upcoming winter drilling season. The exploration program, together with ongoing operations, is expected to require funding of $6,000,000 to $8,000,000 over the next year.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2008, we generated no revenue and we had an accumulated deficit of $61,356,130. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including the President/Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President/Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a defendant in pending litigation by Deep Well Oil and Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by us of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and our SEC filings. The complaint seeks injunctive relief and unspecified damages. Our position in this litigation is that the subject transactions were private stock exchange agreements between us and certain Deep Well shareholders and did not constitute a tender offer. We deny the other allegations in the Complaint as well. We have filed a motion to dismiss which the court is scheduled to hear on September 18, 2008. The parties have conducted limited discovery and are briefing Deep Well’s pending motion also for a preliminary injunction. A hearing on that motion is scheduled for September 18, 2008. On July 1, 2008, we entered into an agreement with the Deep Well shareholders that tendered the Deep Well Shares to us providing that we return the Deep Well shares to the former Deep Well shareholders and the Deep Well shareholders will return the TAMM shares to us, at which time we will retire them. We know of no other material, existing or pending legal proceedings against us , nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

10.1	Letter Agreement dated November 26, 2007 with 1004731 Alberta Ltd. And Muzz Investments incorporated by reference (filed with Form 8-K dated January 9, 2008)

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 13, 2008	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial Officer