Form 10-Q
period 2008-09-30
TAMM Oil & Gas Corp.
filed 2008-11-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended September 30, 2008

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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,780,000 shares outstanding as of November 14, 2008.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2008 and 2007 and from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007 and from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$2,471	$169,844
Prepaid expenses	3,727	14,921
Total current assets	6,198	184,765

Property, plant and equipment:
Oil sands properties, unevaluated	1,093,786	718,903
Furniture and equipment, net	2,468	3,223
Total property, plant and equipment	1,096,254	722,126

Other assets:
Deposits	71,306	-
Receivable from affiliated entity	576,252	576,252
Royalty agreements	4,000,000	4,000,000

Total assets	$5,750,010	$5,483,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$332,108	$24,652
Advances from related party	43,726	-
Notes payable to affiliated entity	750,000	-
Total current liabilities	1,125,834	24,652

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 62,780,000 and 118,313,000 shares issued and outstanding as of September 30, 2008 and March 31, 2008	62,780	118,313
Additional paid in capital	66,204,380	66,148,847
(Deficit) accumulated during exploration stage	(61,642,626)	(60,808,669)
Accumulated other comprehensive income (loss)	(358)	-
Total stockholders' equity	4,624,176	5,458,491

Total liabilities and stockholders' equity	$5,750,010	$5,483,143

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	Three months ended September 30,		Six months ended September 30,		through
	2008	2007	2008	2007	September 30, 2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	267,786	29,370	803,164	44,031	1,121,300
Depreciation	251	-	754	-	754
Total operating expenses	268,037	29,370	803,918	44,031	1,122,054

(Loss) from operations	(268,037)	(29,370)	(803,918)	(44,031)	(1,122,054)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	(2,735)	-	(8,542)	-	(43,542)
Interest income (expense)	(15,446)	-	(21,219)	-	(21,219)
(Loss) on impairment of fixed assets	-	(25,000)	-	(25,000)	8,427
(Loss) on impairment of investments	-	-	-	-	(60,463,160)

(Loss) before provision for income taxes	(286,218)	(54,370)	(833,679)	(69,031)	(61,641,548)

Provision for income taxes:
Current	278	-	278	-	1,078
Deferred	-	-	-	-	-
Total income taxes	278	-	278	-	1,078

NET (LOSS)	(286,496)	(54,370)	(833,957)	(69,031)	(61,642,626)

Foreign currency translation gain (loss)	(773)	-	(358)	-	(358)

Comprehensive (loss)	$(287,269)	$(54,370)	$(834,314)	$(69,031)	$(61,642,983)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	91,618,120	6,044,565	104,892,623	6,000,000

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through September 30, 2008

				Other	(Deficit) Accumulated
	Common stock		Additional	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	100,000
Net (loss)	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	(2,134)	101,866

Net (loss)	-	-	-	-	(69,346)	(69,346)

Balance, March 31, 2007	90,000,000	90,000	14,000	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	10,200,000
Net (loss)	-	-	-	-	(60,737,189)	(60,737,189)

Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	(60,808,669)	5,458,491
Cancellation of previously issued common shares for investment	(21,533,000)	(21,533)	21,533	-	-	-
Foreign currency translation (loss)	-	-	-	(358)	-	(358)
Cancellation of previously issued common shares to founders	(34,000,000)	(34,000)	34,000	-	-	-
Net (loss)	-	-	-	-	(833,957)	(833,957)

Balance, September 30, 2008	62,780,000	$62,780	$66,204,380	$(358)	$(61,642,626)	$4,624,176

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
	For the six months ended September 30,		(Date of Inception)
	2008	2007	through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(833,957)	$(69,031)	$(61,642,626)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	754	-	754
Impairment of property and equipment	-	25,000	35,000
Impairment of investments in stock and royalty agreements	-	-	60,463,160
(Increase) decrease prepaid expenses	11,194	-	(3,727)
Increase in accounts payable	307,456	4,289	332,108
Net cash (used in) operating activities	(514,552)	(39,742)	(815,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(374,883)	-	(1,093,786)
Deposits paid on investments	(71,306)	-	(71,306)
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash (used in) investing activities	(446,189)	-	(1,779,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000	1,804,000
Proceeds from advances and notes payable to affiliated entity	1,293,726	10,000	1,293,726
Repayments of notes payable to affiliated entity	(500,000)	-	(500,000)
Net cash provided by financing activities	793,726	-	2,597,726

Effect of currency rate change on cash	(358)	-	(358)

Net increase (decrease ) in cash and cash equivalents	(167,373)	70,258	2,471
Cash and cash equivalents at beginning of period	169,844	3,866	-
Cash and cash equivalents at end of period	$2,471	$74,124	$2,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	-
Cash paid during the period for taxes	278	-	1,078

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.  The unaudited condensed financial statements should be read in conjunction with the dated March 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the SEC on July 14, 2008.

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

The Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2008, the Company has accumulated losses of $61,642,626.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

Effective for the six month period ended September 30, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

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

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six month period ended September 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications
Certain amounts reported in the Company's financial statements for the prior periods may have been reclassified to conform to the current period presentation.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the six month and inception to date periods ended September 30, 2008, the Company has incurred a loss of $833,957 and $61,642,983, respectively.  In addition, as of September 30, 2008, the Company had a working capital deficit of $1,119,636. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE TO AFFILIATED ENTITY
During the six month period ended September 30, 2008, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of the demand notes during the six month period ended September 30, 2008. As of September 30, 2008, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity as Alberta and TAMM have officers and/or directors in common.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

As of September 30, 2008 and March 31, 2008, there were 62,780,000 and 118,313,000 shares of common stock issued and outstanding, respectively.

In July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

In September 2008, 21,533,000 shares of the Company’s common stock previously issued to Deep Well Oil & Gas, Inc were returned for cancellation (See note 5 below).

NOTE 5 – OPTIONS AND WARRANTS

During the year ended March 31, 2008, warrants to purchase 1,280,000 shares of the Company’s common stock were issued in connection with the sale of the Company’s common stock. No warrants to purchase shares were exercised. Stock warrant activities from March 31, 2006 through September 30, 2008 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2006	—	$—
Granted	—	—
Outstanding at March 31, 2007	—	—
Granted	1,280,000	$1.75
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2008	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at September 30, 2008	1,280,000	$1.75

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 – OPTIONS AND WARRANTS (continued)

Warrants outstanding and exercisable at September 30, 2008, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	1.19	$1.75

Options

As of September 30, 2008; the Company has no outstanding options.

NOTE 6 - CONTINGENCIES

The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation is that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denies the other allegations in the Complaint as well. The Company filed its opposition to a motion for preliminary injunction and a motion to dismiss, and Deep Well failed to dismiss the suit. The Company filed a motion for partial summary judgment, to which Deep Well opposed, and also filed its First Amended Complaint, which adds a claim for conspiracy against the Company, and other parties. The Company responded to the First Amended Complaint, and is awaiting a hearing date or an order in lieu of a hearing. On July 1, 2008, the Company entered into an agreement with the Deep Well shareholders that tendered the Deep Well Shares to the Company providing that the Company will return the Deep Well shares to the former Deep Well shareholders and the Deep Well shareholders will return the TAMM shares to the Company, at which time the Company will retire them.

In September 2008, 21,533,000 shares of the Company’s common stock were returned for cancellation.

Material Definitive Agreement with Selling Stockholders of 1132559 Alberta Ltd.

On September 5, 2008 we have entered into a Material Definitive Agreement with the Selling Stockholders of 1132559 Alberta Ltd , which provides that the Selling Stockholders agree to transfer to us all of the issued and outstanding shares held by them subject to the following, amongst other conditions, being met:

(i)	Issue 15,000,000 shares of our common stock to the Selling Stockholders; a portion of these shares have been issued In Trust, pending completion of all conditions
(ii)	TAMM total debt to be a maximum of $3,750,000.
(iii)	the satisfactory completion of the parties due diligence investigations
(iv)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws

1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of oil sands leases in the Sawn Lake area in Northern Alberta.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 – OIL SANDS PROPERTIES

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

The Company provided a deposit of $71,306 towards drilling costs relating to the Peace River Purchase during the three month period ended September 30, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

TAMM Oil and Gas Corp. is referred to hereinafter as “we”, “our”, or “us”.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report for the quarterly period ended September 30, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following: (a) we have a history of losses and no revenue to date; if this trend continues, it may negatively affect our ability to implement our Plan of Operations; (b) because we are an exploration company with little operating history, it will be difficult for you to assess our future prospects; (c) should we fail to successfully identify, acquire and develop oil and gas properties on an economically recoverable basis, our results of operations will be negatively effected; (d) our business is dependent upon our management team; should we lose any of their services, we may not find suitable and capable replacements and our operations may be negatively effected; (e) our operational plan will require substantial expenses l requiring financing; should we be unable to obtain the required financing our operational plan will be negatively effected; (f) we anticipate issuing additional shares for financing needs as well as payment to consultants and others providing services to us; these issuances will dilute the value of your investment; (g) we are subject to substantial costs for environmental and other compliance and possible future regulatory changes, costs of which may adversely affect our ability to implement components of our business plan and will negatively effect our results of operations, and possible delays in our operations; (h) we face significant competition from oil and natural gas companies and other individual producers and operators that have longer operating histories, greater financial and technological resources, and access to capital, than we do; and (i) because the majority of our assets our located in Alberta, Canada and our officers and directors are located outside the United States, investors may encounter difficulties in enforcing legal actions against us or our officers or directors.

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

Material Definitive Agreement with Selling Stockholders of 1132559 Alberta Ltd.

On September 5, 2008 we have entered into a Material Definitive Agreement with the Selling Stockholders of 1132559 Alberta Ltd , which provides that the Selling Stockholders agree to transfer to us all of the issued and outstanding shares held by them subject to the following, among other conditions, being met:

(i)	Issue 15,000,000 shares of our common stock to the Selling Stockholders; a portion of these shares have been issued In Trust, pending completion of all conditions
(ii)	TAMM total debt to be a maximum of $3,750,000.
(iii)	the satisfactory completion of the parties due diligence investigations
(iv)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws

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

Three month period ended September 30, 2008 Summary

	Three month period ended
	September 30,
	2008	2007

Revenue	$-	$-
Operating Expenses	(268,037)	(29,370)
Foreign exchange expense	(2,735)	-
Interest expense and other	(15,446)	(25,000)
Income Taxes	(278)	-
Net (Loss)	$(286,496)	$(54,370)

Six month period ended September 30, 2008 Summary

	Six month period ended
	September 30,
	2008	2007

Revenue	$-	$-
Operating Expenses	(803,918)	(44,031)
Foreign exchange expense	(8,542)	-
Interest expense and other	(21,219)	(25,000)
Income Taxes	(278)	-
Net Loss	$(833,957)	$(69,031)

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

Three month period ended September 30, 2008

Expenses

Our operating expenses for the three month period ended September 30, 2008 increased by $238,667 or 813% to $268,037 from $29,370 for the comparable 2007 three-month period. This increase is primarily a result of increased professional and consulting fees for the current period. The fees increased primarily due to legal expenses of approximately $131,008, primarily for the litigation with Deep Well but include SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss
Our net loss for the three month period ended September 30, 2008 increased by $232,127 or 427% to $286,497 from $54,370 for the comparable 2007 period. This increase is primarily a result of increased professional and consulting fees for the current period.

Six month period ended September 30, 2008:

Expenses

Our operating expenses for the six month period ended September 30, 2008 increased by $759,887 or 1,726% to $803,918 from $44,031 for the comparable 2007 six-month period. This increase is primarily a result of increased professional and consulting fees for the current period. The fees increased primarily due to legal expenses of approximately $478,555, primarily for the litigation with Deep Well but include SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss
Our net loss for the six month period ended September 30, 2008 increased by $764,926 or 1,108% to $833,957 from $69,031 for the comparable 2007 period. This increase is primarily a result of increased professional and consulting fees for the current period.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

•	Adverse weather conditions that will effect our ability to conduct our exploration activities;
•	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
•	Political instability in the Middle East and other major oil and gas producing regions;
•	Domestic and foreign tax policy;
•	Price of oil and gas foreign imports;
•	Cost of exploring for, producing, and delivering oil and gas;
•	Overall supply and demand for oil and gas;
•	Availability of alternative fuel sources;
•	Discovery rate of new oil and gas reserves; and
•	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 699% for the six month period ended September 30, 2008. The details are as follows:

	As of September 30, 2008	As of March 31, 2008	Percentage Increase (decrease)

Current Assets	$6,198	$184,844	(97)%
Current Liabilities	$1,125,834	$24,652	4467%
Working Capital (Deficit)	$(1,119,636)	$160,192	(799)%

Our working capital deficit increased primarily because: (a) we entered into a loan agreement in the amount of $1,250,000, net of $500,000 repayments; and (b) increased accounts payable, primarily due to legal fees.

Cash Flows

During the six month period ended September 30, 2008, we utilized $514,552 in operating cash principally in payments for professional and consulting fees. Additionally we acquired additional mining properties for $374,883 and placed a deposit on an investment of $71,306. We met our cash flow needs from notes payable from an affiliated entity, net of repayments, of $793,726.

	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
Cash Flows used in Operating Activities	$(514,552)	$(39,742)
Cash Flows used in Investing Activities	$(446,189)	$0
Cash Flows provided by Financing Activities	$793,726	$110,000
Effect of currency rate change on cash	$(358)	$0
Net (Decrease) in Cash During Period	$(167,373)	$74,124

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2008, we generated no revenue and we had an accumulated deficit of $61,642,626. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

TAMM OIL AND GAS CORP.

Date: November 14, 2008	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial Officer