Form 10-Q/A
period 2008-09-30
TAMM Oil & Gas Corp.
filed 2008-11-25
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANTORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Tamm Oil and Gas Corp. for the quarterly period ended September 30, 2008 is being filed to revise Part 1, Item 1 (FINANCIAL INFORMATION-Financial Statements) to correct certain statements in Notes 4 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. This Amendment No. 1 does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-Q, or except for changes described above, modify disclosures in the previously filed Form 10-Q.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2008 and 2007 and from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007 and from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		14

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

In September 2008, 21,533,000 shares of the Company’s common stock previously issued in exchange for common shares of Deep Well Oil & Gas, Inc were returned to the Company and cancelled. (See Note 6 below).

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

NOTE 6 - CONTINGENCIES
The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation is that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denies the other allegations in the Complaint as well. The Company filed its opposition to a motion for preliminary injunction and a motion to dismiss, and Deep Well failed to dismiss the suit. The Company filed a motion for partial summary judgment, to which Deep Well opposed and also filed its First Amended Complaint, which adds a claim for conspiracy against the Company, and other parties. The Company moved to dismiss the First Amended Complaint. Briefing is scheduled to be completed by November 21, 2008 and the matter will be submitted to the court for hearing and decision.

As previously reported, as of July 1, 2008, we entered into a termination and rescission agreement with each of such Deep Well shareholders (collectively the “Termination and Rescission Agreements”) pursuant to which we and the Deep Well shareholders agreed to rescind the transactions consummated under the stock exchange agreements with the same effect as if the agreements had never been executed and delivered and such transactions had never been consummated. The rescission was undertaken voluntarily by the Company and is neither an admission of any wrongdoing by the Company nor a waiver of any rights or remedies which the Company may have against any person (except for such Deep Well shareholders pursuant to the terms of the Termination and Rescission Agreements).

All of the 21,533,000 shares the Company issued pursuant to the stock exchange agreements have now been returned to the Company, and all of the certificates representing the shares have been cancelled.

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

PART II - OTHER INFORMATION

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

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

TAMM OIL AND GAS CORP.

Date: November 25, 2008	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial Officer