Form 10-Q
period 2008-12-31
TAMM Oil & Gas Corp.
filed 2009-02-17
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-137174

TAMM OIL AND GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 405, 505 8th Ave  SW, Calgary, AB, Canada T2P 1G2
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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,780,000 shares outstanding as of February 10, 2009.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2008 and 2007 and from October 10, 2005 (date of inception) through December 31, 2008 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity from October 10, 2005 (date of inception) through December 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007 and from October 10, 2005 (date of inception) through December 31, 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis or Plan of Operation	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Recent Sales of Unregistered Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	24

Item 6.	Exhibits	24

Signatures		24

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$1,112	$169,844
Accounts receivable	11,349	14,921
Prepaid expenses	49,985	-
Total current assets	62,446	184,765

Property, plant and equipment:
Oil sands properties, unevaluated	5,105,724	4,718,903
Furniture and equipment, net	418	3,223
Total property, plant and equipment	5,106,142	4,722,126

Other assets:
Deposits	60,755	-
Receivable from affiliated entity	576,252	576,252
Total other assets	637,007	576,252

Total assets	$5,805,595	$5,483,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$629,743	$24,652
Advances from related party	80,395	-
Notes payable, affiliate	750,000	-
Total current liabilities	1,460,138	24,652

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 62,780,000 and 118,313,000 shares issued and outstanding as of December 31, 2008 and March 31, 2008	62,780	118,313
Additional paid in capital	66,204,380	66,148,847
(Deficit) accumulated during exploration stage	(61,919,312)	(60,808,669)
Accumulated other comprehensive income (loss)	(2,391)	-
Total stockholders' equity	4,345,457	5,458,491

Total liabilities and stockholders' equity	$5,805,595	$5,483,143

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	Three months ended December 31,		Nine months ended December 31,		through
	2008	2007	2008	2007	December 31, 2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	258,798	75,519	1,061,962	119,550	1,380,098
Depreciation	18	-	772	-	772
Total operating expenses	258,816	75,519	1,062,734	119,550	1,380,870

(Loss) from operations	(258,816)	(75,519)	(1,062,734)	(119,550)	(1,380,870)

OTHER INCOME (EXPENSE)
Foreign exchange (loss) gain	-	-	(8,543)	-	(116)
Interest income (expense)	(14,407)	-	(35,626)	-	(35,626)
(Loss) on impairment of fixed assets	(2,032)	(10,000)	(2,031)	(35,000)	(37,031)
(Loss) on impairment of investments	-	(60,463,160)	-	(60,463,160)	(60,463,160)

(Loss) before provision for income taxes	(275,255)	(60,548,679)	(1,108,934)	(60,617,710)	(61,916,803)

Provision for income taxes:
Current	1,431	-	1,709	-	2,509
Deferred	-	-	-	-	-
Total income taxes	1,431	-	1,709	-	2,509

NET (LOSS)	(276,686)	(60,548,679)	(1,110,643)	(60,617,710)	(61,919,312)

Foreign currency translation gain (loss)	(2,033)	-	(2,391)	-	(2,391)

Comprehensive (loss)	$(278,719)	$(60,548,679)	$(1,113,034)	$(60,617,710)	$(61,921,703)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.64)	$(0.01)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	62,780,000	94,336,217	90,804,036	91,728,844

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through December 31, 2008
(unaudited)
				Other	(Deficit) Accumulated
	Common stock		Additional	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	Income (loss)	Stage	Total
Balance, October 10, 2005	-	$-	$-	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	100,000
Net (loss)	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	(2,134)	101,866

Net (loss)	-	-	-	-	(69,346)	(69,346)

Balance, March 31, 2007	90,000,000	90,000	14,000	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	10,200,000
Net (loss)	-	-	-	-	(60,737,189)	(60,737,189)

Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	(60,808,669)	5,458,491
Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-

Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-

Foreign currency translation gain (loss)	-	-	-	(2,391)	-	(2,391)
Net (loss)	-	-	-	-	(1,110,643)	(1,110,484)

Balance, December 31, 2008	62,780,000	$62,780	$66,204,380	$(2,391)	$(61,919,312)	$4,345,457

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			For the period
			October 31, 2005
	Nine months ended December 31,		(Inception of Inception)
	2008	2007	through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,110,643)	$(60,617,710)	$(61,919,312)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	772	-	772
Impairment of property and equipment	2,031	35,000	37,031
Impairment of investments in stock and royalty agreements	-	60,463,160	60,463,160
(Increase) in receivables	-	(532,211)	-
(Increase) decrease in accounts receivable	3,572	(2,826)	(11,349)
(Increase) in prepaid expenses	(49,985)	-	(49,985)
Increase in accounts payable	605,093	2,581	619,745
Net cash (used in) operating activities	(549,160)	(652,006)	(859,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(386,821)	-	(1,105,724)
Deposits paid on investments	(60,755)	-	(60,755)
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash (used in) investing activities	(447,576)	-	(1,780,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,600,000	1,804,000
Proceeds from notes payable, affiliate and advances from related party	1,330,395	10,000	1,340,395
Repayments of notes payable, affiliate	(500,000)	-	(500,000)
Net cash provided by financing activities	830,395	1,610,000	2,644,395

Effect of currency rate change on cash	(2,391)	-	(2,391)

Net increase (decrease ) in cash and cash equivalents	(168,732)	957,994	1,112
Cash and cash equivalents at beginning of period	169,844	3,866	-
Cash and cash equivalents at end of period	$1,112	$961,860	$1,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$1,709	$-	$2,509

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009.  The unaudited condensed financial statements should be read in conjunction with the dated March 31, 2008, financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the SEC on July 14, 2008.

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

The Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2008, the Company has accumulated losses of $61,919,312.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values

Effective for the nine month period ended December 31, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

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

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine month periods ended December 31, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications
Certain amounts reported in the Company's financial statements for the prior periods may have been reclassified to conform to the current period presentation.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine month and inception to date periods ended December 31, 2008, the Company has incurred losses of $1,110,643 and $61,919,312, respectively.  In addition, as of December 31, 2008, the Company had a working capital deficit of $1,397,692, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE TO AFFILIATED ENTITY

During the nine month period ended December 31, 2008, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of the demand notes during the nine month period ended December 31, 2008. As of December 31, 2008, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity as Alberta and TAMM have officers and/or directors in common.

During the nine months ended December 31, 2008, the Company received advances from a related party of $80,395, used to pay operating expenses.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

As of December 31, 2008 and March 31, 2008, there were 62,780,000 and 118,313,000 shares of common stock issued and outstanding respectively.

In July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

In September 2008, 21,533,000 shares of the Company’s common stock previously issued in exchange for common shares of Deep Well Oil & Gas, Inc were returned to the Company and cancelled. (See Note 6 below).

NOTE 5 – OPTIONS AND WARRANTS

Stock warrant activities from March 31, 2008 through December 31, 2008 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2008	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	1,280,000	$1.75

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5 – OPTIONS AND WARRANTS (continued)

Warrants outstanding and exercisable at December 31, 2008, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	0.94	$1.75

Options

As of December 31, 2008, the Company has no outstanding options.

NOTE 6 - CONTINGENCIES

The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation is that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denies the other allegations in the Complaint as well. The Company filed its opposition to a motion for preliminary injunction and a motion to dismiss, and Deep Well failed to dismiss the suit. The Company filed a motion for partial summary judgment, to which Deep Well opposed and also filed its First Amended Complaint, which adds a claim for conspiracy against the Company, and other parties. The Company moved to dismiss the Complaints. Briefing is scheduled to be completed by March 10, 2009 and the matter will be submitted to the court for hearing and decision.

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
DECEMBER 31, 2008

NOTE 6 – CONTINGENCIES (continued)

Material Definitive Agreement with Selling Stockholders of 1132559 Alberta Ltd.

On September 5, 2008, the Company entered into a Material Definitive Agreement with the Selling Stockholders of 1132559 Alberta Ltd , which provides that the Selling Stockholders agree to transfer to us all of the issued and outstanding shares held by them subject to the following, amongst other conditions, being met:

(i)	Issue 15,000,000 shares of our common stock to the Selling Stockholders; a portion of these shares have been issued In Trust, pending completion of all conditions
(ii)	TAMM total debt to be a maximum of $3,750,000.
(iii)	the satisfactory completion of the parties due diligence investigations
(iv)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws

Currently, both TAMM and 1132559Alberta Ltd. are reviewing the arrangement of the Agreement, taking into consideration the change in the global economic situation and decrease in current oil prices. The companies agree in principle that progression forward should be beneficial to both parties. 1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of oil sands leases in the Sawn Lake area in Northern Alberta.

NOTE 7 – OIL SANDS PROPERTIES

Peace River Purchase

On May 28, 2008, the Company purchased 14 sections of petroleum and natural gas (“P&NG”) leases in the Peace River region of northern Alberta for $374,883 that are adjacent to the existing 21 sections of oil sands leases. With this latest acquisition, the Company now has a 100% working interest in 35 sections, or approximately 22,400 acres. An independent engineering report was commissioned on the newly acquired adjacent 14 sections of leases, and for the determination of heavy oil in place for the entire 35 sections.

The Company provided deposits in an aggregate of $60,755 towards drilling costs relating to the Material Definitive Agreement with selling stockholders of 1132559 Alberta Ltd. during the nine month period ended December 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

TAMM Oil and Gas Corp. is referred to hereinafter as “we”, “our”, or “us”.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report for the quarterly period ended December 31, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the following: (a) we have a history of losses and no revenue to date; if this trend continues, it may negatively affect our ability to implement our Plan of Operations; (b) because we are an exploration company with little operating history, it will be difficult for you to assess our future prospects; (c) should we fail to successfully identify, acquire and develop oil and gas properties on an economically recoverable basis, our results of operations will be negatively effected; (d) our business is dependent upon our management team; should we lose any of their services, we may not find suitable and capable replacements and our operations may be negatively effected; (e) our operational plan will require substantial expenses l requiring financing; should we be unable to obtain the required financing our operational plan will be negatively effected; (f) we anticipate issuing additional shares for financing needs as well as payment to consultants and others providing services to us; these issuances will dilute the value of your investment; (g) we are subject to substantial costs for environmental and other compliance and possible future regulatory changes, costs of which may adversely affect our ability to implement components of our business plan and will negatively effect our results of operations, and possible delays in our operations; (h) we face significant competition from oil and natural gas companies and other individual producers and operators that have longer operating histories, greater financial and technological resources, and access to capital, than we do; and (i) because the majority of our assets our located in Alberta, Canada and our officers and directors are located outside the United States, investors may encounter difficulties in enforcing legal actions against us or our officers or directors.

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
(iii)	the satisfactory completion of the parties due diligence investigations
(iv)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws

 Currently, both TAMM and 113 Alberta Ltd. are reviewing the arrangement of the Agreement, taking into consideration the change in the global economic situation and decrease in current oil prices. The companies agree in principle that progression forward should be beneficial to both parties. 1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of oil sands leases in the Sawn Lake area in Northern Alberta.

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

Geological study of underground layers of rock in search for structural or stratigraphic traps that are favorable for the accumulation of hydrocarbons and ultimately determine locations for drilling.

•	Geophysical Surveys

The accurate measurement and recording of certain physical quantities of underground layers of rock; geophysical methods, such as seismic, to locate probable reservoir structures capable of producing commercial quantities of natural gas and/or crude oil.

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

 A well drilled either in search of new and yet undiscovered accumulations of oil and gas, or in an attempt to significantly extend the limits of a known reservoir.

Results of Operations

Three month period ended December 31, 2008 Summary

	Three month period ended
	December 31,
	2008	2007

Revenue	$-	$-
Operating Expenses	(258,816)	(75,519)
Impairment (loss) on investment	-	(60,463,160)
Interest expense and other	(16,439)	(10,000)
Income Taxes	(1,431)	-
Net (Loss)	$(276,686)	$(60,548,679)

Nine month period ended December 31, 2008 Summary

	Nine month period ended
	December 31,
	2008	2007

Revenue	$-	$-
Operating Expenses	(1,062,734)	(119,550)
Foreign exchange (loss)	(8,543)	-
Impairment (loss) on investment	-	(60,463,160)
Interest expense and other	(37,657)	(35,000)
Income Taxes	(1,709)	-
Net (Loss)	$(1,110,643)	$(60,617,710)

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

Three month period ended December 31, 2008

Expenses

Our operating expenses for the three month period ended December 31, 2008 increased by $183,297 or 243% to $258,816 from $75,519 for the comparable 2007 three-month period. This increase is primarily a result of increased professional and consulting fees for the current period. The fees increased primarily due to legal expenses of approximately $201,495, primarily for the litigation with Deep Well but include SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss
Our net loss for the three month period ended December 31, 2008 decreased by $60,271,993 or 99% to $276,686 from $60,548,679 for the comparable 2007 period. This decrease is primarily a result of an impairment charge we incurred on our investments in 2007.

Nine month period ended December 31, 2008:

Expenses

Our operating expenses for the nine month period ended December 31, 2008 increased by $943,184 or 789% to $1,062,734 from $119,550 for the comparable 2007 nine-month period. This increase is primarily a result of increased professional and consulting fees for the current period. The fees increased primarily due to legal expenses of approximately $682,050, primarily for the litigation with Deep Well but include SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss
Our net loss for the nine month period ended December 31, 2008 decreased by $59,507,067 or 98% to $1,110,643 from $60,617,710 for the comparable 2007 period. This decrease is primarily a result of an impairment charge we incurred on our investments in 2007, net of increased professional and consulting fees for the current period.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

•	Adverse weather conditions that will effect our ability to conduct our exploration activities;
•	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
•	Political instability in the Middle East and other major oil and gas producing regions;
•	Domestic and foreign tax policy;
•	Price of oil and gas foreign imports;
•	Cost of exploring for, producing, and delivering oil and gas;
•	Overall supply and demand for oil and gas;
•	Availability of alternative fuel sources;
•	Discovery rate of new oil and gas reserves; and
•	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 973% for the nine month period ended December 31, 2008. The details are as follows:

	As of December 31, 2008	As of March 31, 2008	Percentage Increase (decrease)

Current Assets	$62,446	$184,765	(66)%
Current Liabilities	$1,460,138	$24,652	5,823%
Working Capital (Deficit)	$(1,397,692)	$160,113	(973)%

Our working capital deficit increased primarily because: (a) we entered into a loan agreement in the amount of $1,250,000, net of $500,000 repayments; and (b) increased accounts payable, primarily due to legal fees.

Cash Flows

During the nine month period ended December 31, 2008, we utilized $549,160 in operating cash principally in payments for professional and consulting fees. Additionally we acquired additional mining properties for $386,821 and placed a deposit on an investment of $60,755. We met our cash flow needs from notes payable from an affiliated entity, along with advances from related party, net of repayments, of $830,395.

	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007
Cash Flows (used in) Operating Activities	$(549,160)	$(652,006)
Cash Flows (used in) Investing Activities	$(447,576)	$0
Cash Flows provided by Financing Activities	$830,395	$1,610,000
Effect of currency rate change on cash	$(2,391)	$0
Net Increase (Decrease) in Cash During Period	$(168,732)	$957,994

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

Going Concern

During the period October 10, 2005 (inception) to December 31, 2008, we generated no revenue and we had an accumulated deficit of $61,919,312. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

The Company is a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involves an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation is that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denies the other allegations in the Complaint as well. The Company filed its opposition to a motion for preliminary injunction and a motion to dismiss, and Deep Well failed to dismiss the suit. The Company filed a motion for partial summary judgment, to which Deep Well opposed and also filed its First Amended Complaint, which adds a claim for conspiracy against the Company, and other parties. The Company moved to dismiss the Complaints. Briefing is scheduled to be completed by March 10, 2009 and the matter will be submitted to the court for hearing and decision.

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

Item 1A - Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-Q, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

During the period from our inception of October 10, 2005 to our year end at December 31, 2008, we have an accumulated deficit of $61,919,312. Our auditors have issued a going concern opinion indicating that our significant operating losses and working capital deficit and inability to generate any revenues cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 Exhibits

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

TAMM OIL AND GAS CORP.

Date: February 17, 2009	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial Officer