Form 10-K
period 2009-03-31
TAMM Oil & Gas Corp.
filed 2009-07-13
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

   TAMM OIL AND GAS CORP .
(Exact name of the Company as specified in its charter)

   Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

   Suite 405, 505 8th Ave SW, Calgary, AB, Canada T2P 1G2
        (Address of principal executive offices) (Zip Code)

   403 975 9399
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2009, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Tamm Oil and Gas Corp. was approximately $16,512,500. This estimate is based on the last sale price per share of $.50 on March 31, 2009 on the OTCBB, and 33,025,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of June 26, 2009 was 63,780,000.

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Tamm Oil and Gas Corp. to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” beginning on page 6. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any revenue projections, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Tamm Oil and Gas Corp. is referred to herein as “we”, “our”, or “us”. Information in this filing contains the terms prospective resources. The Company advises investors that although these terms are recognized and required by Canadian securities regulations (under National Instrument 51-101 Standards of Disclosure for Oil and Gas Activities), the US Securities and Exchange Commission (SEC) does not recognize these terms. Investors are cautioned not to assume that any part or all of the resources in this category will ever be converted into reserves. In addition, “prospective resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that any part of a prospective resource will ever be upgraded to a higher category. Under Canadian rules, estimates of prospective resources may not form the basis of feasibility or pre-feasibility studies, or economic studies except for a “preliminary assessment” as defined under National Instrument 51-101. CAUTIONARY NOTE TO U.S. INVESTORS - The United States Securities and Exchange Commission permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. We use certain terms on this press release, such as prospective resource or Original Oil in Place, that the SECs guidelines strictly prohibit us from including in filings with the SEC. U.S. Investors are urged to consider closely the disclosure in our Form 10K. You can also obtain this form from the SEC by calling 1-800-SEC-0330.

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

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada.  We have acquired a 100% interest in 21sections of Oil Sands leases and a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) which are contiguous to our major block of Oil Sands leases and are situated in the Peace River Oil Sands area of northwestern Alberta.

None of our properties are currently in the production stage.

For the years ended March 31, 2009 and 2008, we reported net losses of $1,232,139 and $60,737,189, respectively.

Description of Business

Principal Product.

We intend to produce only a single product, heavy oil, which we intend to extract from the above properties depending upon our exploration test results and activities. Any additional Petroleum and Natural Gas production that may be found will be an added byproduct.  To date, we have not engaged in any production activities.

Distribution Methods.

Should we be successful in producing oil, it will be sold to other companies with downstream processing capabilities.

Status of Publicly Announced Products or Services.

We have not announced any products or services. Since our business is limited to conducting exploration activities, we do not anticipate any such development.

Competitive business conditions.

We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do. Additionally, many of our competitors have the following competitive advantages: (a) recruitment of qualified personnel; (b) absorbing changes in laws and regulation in the jurisdictions in which we do business and ability to handle longer periods of reduced prices of gas and oil more easily than we can; and (c) paying more for productive oil and natural gas properties and being able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to compete will be contingent upon our ability to acquire additional properties in the future, conduct efficient operations, evaluate and select suitable properties, and implement advanced technologies and consummate transactions in a highly competitive environment.

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

Need for governmental approval.

Development and production, and sale of oil and natural gas in Canada are subject to complex laws and regulations, which require government approval, and can adversely affect the cost, manner, or feasibility of doing business. We may be required to make significant expenditures to comply with environmental and other governmental regulations, including the following matters that are subject to regulation:

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

Employees.

Wiktor Musia,l our President, is under contract. Additionally, we hire geologists, geophysicists, accountants, land management, legal and general management advisory personnel on a contract consulting basis.

Reports to Security Holders and Available Information

Our principal executive offices are located at Suite 405, 505 8th Avenue SW, Calgary AB T2P 1G2. Our telephone number is (403) 975-9399. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2009, we have an accumulated deficit of $62,040,808 Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

We are an early stage oil exploration company and have not commenced significant oil production. We will be unable to generate revenues or make profits, unless we actually commence significant oil production. Drilling, exploring and producing oil and gas involves various substantial risks beyond our control, including:

•	unproductive wells;
•	productive wells that are unable to produce oil or gas in economically feasible quantities;
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

Additionally, changes in commodity prices affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in charges to earnings due to impairment. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture, and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions, development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our President devotes less than full time to our business, which may negatively impact our operations.

Wiktor Musial, our President, devotes only 10 hours per week to our business. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

The services of our President~~,~~ Chairman of the Board and other Board Members are essential to the success of our business; the loss of any of these personnel will adversely affect our business.

Our business depends upon the continued involvement of our President and Chairman of the Board, and other board members who collectively have oil related experience of at least 70 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

Item 1B. Unresolved Staff Comments

We are neither a large accelerated filer nor well seasoned issuer in which case such item is inapplicable. Nonetheless, we have no unresolved staff comments.

Item 2. Properties

We lease our principal executive offices  from Kodiak Energy Inc. We pay Kodiak Energy $3,000 on a month to month basis for office space, infrastructure and support services. Our space is sufficient for our needs. At the present time, we have no real estate holdings nor are there plans to acquire any real property interests.

Oil Sands and Petroleum and Natural Gas (P&NG) Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 21 sections of Oil Sands leases, amounting to approximately 19,840 gross acres and approximately 19,610 net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire  in 2023; and

•
We have a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) leases, amounting to approximately gross 15,360 acres and approximately 15,182 net acres. P&NG leases provide that we have 5 years to explore on the leased lands. Our P&NG leases expire in 2013.  Based on successful exploration programs these leases can be then extended as long a production is maintained.

The majority of lands associated with our Oil Sands leases and P&NG leases are contiguous, and situated in the Peace River Oil Sands area of northwestern Alberta. If economic production is proven on our lease parcels, we will automatically be given the right to extend the leases as they expire.

Annual fee rentals of $3.50/ha (CDN) are paid to the government of Alberta to maintain rights to the leases. We acquired the leases in 2008 in two separate Alberta public offerings of crown Oil Sands rights and crown P&NG rights.

Offering Date	Lease Type	Term (yrs)	Land Area	Acquisition ($)	Total Rental ($)
1/09/2008	Oil Sands	15	21 Sections	$718,903	$18,816
5/28/2008	P&NG	5	14 Sections	$372,721	$12,544

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

Gross thickness of the Debolt Formation, including the Elkton Member over our leases, averages approximately 90 feet. These carbonates are relatively homogeneous, thinning in an easterly direction. Porosity has been enhanced by dolomitization, particularly in the Elkton Member and Lower Debolt Formation.

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

2008	Low Bid	High Bid
Second Quarter	$0.149	$0.152
Third Quarter	$0.152	$2.88
Fourth Quarter	$2.07	$2.92
2009
First Quarter	$2.17	$3.02
Second Quarter	$1.40	$2.80
Third Quarter	$0.80	$1.70
Fourth Quarter	$0.30	$0.80

Holders

As of March 31, 2009, there were 31 holders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2009, we had 62,780,000 common shares issued and outstanding.

As of March 31, 2009, we have no shares of preferred stock issued and outstanding.

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

In October 2005, we issued 45,000,000 shares of common stock to Carlos Alfonso Bustamante, our then President/Chief Executive Officer/Director, at a price of $0.0001 per share for aggregate proceeds of $3,000. The offer and sale were made pursuant to Regulation D of the Securities Act of 1933.

In October 2005, we sold 15,000,000 shares of common stock to Jose Carlos Davalos Cerda, our then Secretary/Treasurer/Director at a price of $0.0001 per share for aggregate proceeds of $1,000. The offer and sale was made by us in reliance on of Regulation S of the Securities Act of 1933.

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

On December 27, 2007, we exchanged 21,533,000 shares of our common stock with 3 shareholders of Deep Well and we received 21,533,000 shares of Deep Well Oil & Gas Corp., a publicly traded company, in that exchange. As more fully disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 2, 2008, on July 1, 2008 we rescinded the December 27, 2007 issuance of  21,533,000 shares of our common stock with those 3 Deep Well shareholders. We have affected the necessary acts to cancel the 21,533,000 shares that were issued to the 3 Deep Well shareholders.

On March 5, 2008, we closed the third tranche of a private placement to nine individuals consisting of 80,000 units at a price of $1.25 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant is exercisable into  one common share at a price of $1.75 per Warrant Share until March 5, 2010.

On June 5, 2008 we acquired 100 percent ownership of an additional 14 sections of Crown leases in the Peace River region of Northern Alberta. This acquisition of Petroleum and Natural Gas leases, which are contiguous to previously acquired lands, expands Tamm's holdings in the region to a land base of approximately 22,400 acres.

In July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

In September 2008, 21,533,000 shares of the Company’s common stock previously issued in exchange for common shares of Deep Well Oil & Gas, Inc were returned to the Company and cancelled.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock in 2007, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2009.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview
We are a petroleum exploration company in the development stage that seeks to identify, acquire and develop working interests in Canada based oil sands prospects. Oil sands properties are characterized by deposits of bitumen, a form of viscous (relatively high resistance to flow) crude oil. We have generated no revenues since our inception and from our inception, we have not been profitable. We have financed our operations to date through equity placements to accredited investors and borrowings from related parties.

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

(a)    Liquidity and capital resources – 2009 and 2008

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2009	2008
Current Assets	$18,347	$184,765
Current Liabilities	1,482,373	24,652

Working Capital (Deficit)	$(1,464,026)	$160,113

Our current assets decreased by $166,418 from $184,765 as of March 31, 2008 to $18,347 at March 31, 2009.  The decrease was primarily from a decrease in cash.

Our working capital deficit increased by $1,624,139 to a negative ($1,464,026) as of March 31, 2009, from a positive $160,113 at March 31, 2008. Accounts payable and accrued expenses increased from $24,652 as of March 31, 2008 to $675,078 as of March 31, 2009 primarily from legal costs incurred during the current year. Other accounts receivable decreased from $576,252 as of March 31, 2008, to $571,252, as of March 31, 2009. The increase in the working capital deficit was primarily due to the increase in foreign currency translation loss).

Related party debt increased to $57,295 as of March 31, 2009 from $0 as of March 31, 2008.

Additionally, we borrowed $750,000, net of repayments of $500,000 from an affiliated entity in the year ended March 31, 2009 to meet our current operating costs.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2009
During 2008, there were not any changes to our property and equipment net of depreciation and impairment. During 2008, we deemed that our telecommunications equipment was fully impaired and $35,000 was written off. Additional office equipment was purchased throughout the 2008 year for $3,223.

March 31	2009	2008
Office equipment	$303	$3,223
Fixed assets net	$303	$3,223

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2009.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $3,139,707 as of March 31, 2009, from $5,458,491 as of March 31, 2008. The primary reasons for the decease are our incurred net loss of $1,232,139 and foreign currency translation loss of $1,086,645.

(a) (6) Off-balance sheet arrangements.

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have;

loan obligation under a guarantee contract,

loan retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

loan obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or loan obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2009 and 2008.

Years ended March 31	2009	2008
General and administrative	$1,171,682	$247,456
Operating (loss)	(1,171,682)	(247,456)
Asset impairments	2,032	60,498,160
Other income (loss)	(56,716)	8,427
Net (loss)	(1,230,430)	(60,737,189)
Net (loss) per share - basic and diluted	(0.03)	(0.62)
Weighted average shares - basic and diluted	83,894,000	98,588,918

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue.  During both 2009 and 2008, our revenues were $0.

Production costs. Production costs remained $0 during 2009 and 2008.

Exploration & development.  Exploration and mine development costs was $0 during 2009 and 2008.

General and administrative expenses. Our general and administrative expenses increased by $923,434, or 373.17%, to $1,170,890 during 2009 from $247,456 during 2008. We attribute the increase in our general and administrative expenses to professional fees incurred during the year ended March 31, 2009 of $1,033,580, of which, approximately $700,000 due primarily to closure of a previous outstanding lawsuit.

Depreciation.  Depreciation was $792 in 2009. None was recorded in 2008.

Net loss. Our net loss in 2009 was ($1,232,139) compared to ($60,737,189) in 2008, resulting in a basic per-share loss of $(0.03) in 2009 and $(0.62) in 2008 based on weighted average shares outstanding.

Since inception we have not generated any revenues, therefore our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of notes payable to an affiliated entity and sale of stock for cash and services.. Net cash flows provided by our financing activities totaled $807,295 in 2009 and $1,710,000 in 2008. Cash decreased to $1,461 as of March 31, 2009 from $169,844 at March 31, 2008.

Net cash flows for the years ended	2009	2008
Net (loss)	$(1,232,139)	$(60,737,189)
Net cash flows used in operating activities	(575,853)	(245,644)
Cash flows used in investing activities	(402,162)	(1,298,378)
Net cash flows provided by financing activities	807,295	1,710,000
Net (decrease) increase in cash	(168,383)	165,978
Cash beginning of year	169,844	3,866
Cash end of year	1,461	169,844

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

Closing of the transactions in the letter agreement was subject to the following conditions:
(i)	our completion of a private placement financing of up to 2,600,000 units at a price of $1.25 per unit. The transaction was completed on November 26, 2007;
(ii)	our affecting a 15:1 forward stock split, which occurred in November 2007 This transaction closed and the shares were issued.

During the year ended March 31, 2008, we completed the sale of 1,280,000 shares of our common stock for net proceeds of $1,600,000 and therefore met the requirement to complete a private placement financing of up to 2,600,000 unit,s at a price of $1.25 per unit.

The royalty agreement is applicable to 32 sections of oil sands leases on the Sawn lake property in Northern Alberta operated by Deepwell Oil and Gas.  There are approximately 10 years remaining on these leases if not developed, however 6 wells have been drilled to date which will convert upon the expiry date or before the core areas of these leases to long term leased for production. This will typically convert 1-6 sections per well depending upon depth, under current regulations, however as the operator has responsibility in this matter, there are no firm guarantees that the properties will be fully converted.

The royalties are 3% of gross revenue prior to any expenses from oil sands production on these properties

Costs associated with the Company’s acquired royalty agreement are amortized from the date of production over the estimated total expected recovery, not to exceed the term of the agreement.

In accordance with SFAS No. 142, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

(c) Sawn Lake Oil Sands Area - Alberta, Canada

As previously reported, on September 5, 2008, we entered into an agreement with two corporations formed according to the laws of Alberta Canada: (a) 1384482 Alberta Ltd (“138 Alberta”); and (b) 1132559 Alberta Ltd. (“113 Alberta”). The Agreement provided that 113 Alberta’s shareholders would sell their respective common shares to 138 Alberta, which would equal in the aggregate 108 common shares. Further, the Agreement provided that we would issue one (1) share of our preferred stock (the “Preferred Share”) to 138 Alberta and fifteen million restricted shares of our common stock ("15,000,000 shares") to all of the shareholders of 113 Alberta, ten million eight hundred thirty three thousand three hundred and thirty three (10,833,333) restricted shares of which were issued to certain shareholders of 113 Alberta on September 5, 2008. The remaining 4,166,667 shares (15,000,000 - 10,833,333) were to be issued upon conversion of the Preferred Share. The 15,000,000 shares and the Preferred Share were to be held in an escrow account until such time that certain remaining conditions were met as provided for in the Agreement.

Certain of the conditions precedent set out in the Share Exchange Agreement have not been satisfied, and the Parties have rescinded the Agreement due to the failure to meet such conditions. The related escrowed shares were cancelled in June 2009.

Additionally, we are continuing to shift our focus and business objectives away from the Sawn Lake Region to pursue other valuable oil and gas projects.

Accordingly, as of March 31, 2009, we have entered into a termination and rescission agreement with the 113 Alberta Stockholders (collectively the “Termination and Rescission Agreements”) pursuant to which we and the 113 Alberta Stockholders have agreed to rescind the transactions consummated under the Exchange Agreements with the same effect as if the Exchange Agreements had never been executed and delivered and such transactions had never been consummated. TAMM shares issued pending the transaction have been cancelled effectively  April 17, 2009 and returned to Treasury.  The rescission was undertaken voluntarily by both parties. As a result of the Termination and Rescission Agreements, our entire ownership interest in the Sawn Lake Region now consists of (1) a gross overriding royalty right on 36.5 sections of Sawn Lake Oil Sands leases providing us with 2% of the revenue of oil sold from those sections.  We currently have no other interest in or right to any asset in the Sawn Lake Region.

Our Plan of Operations Going Forward

Our primary operational focus is the Manning project. On May 28, 2008, we purchased 14 sections of the P&NG leases at an Alberta Crown land sale that are adjacent to our existing 21 sections of oil sands leases in the Peace River region of northern Alberta. With this latest acquisition, we now have a 100% working interest in 35 sections, or approximately 22,400 acres. An independent engineering report by Chapman Engineering of Calgary Alberta was completed and filed on Sedar in 2008 on the newly acquired adjacent 14 sections of leases for the determination of heavy oil in place for the 35 sections.

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

Geological Studies

Geological study of the earth’s crust in search for structural features or the age, deposition and distribution of underground sedimentary rocks that are favorable for the accumulation of hydrocarbons and ultimately determine locations for drilling.

Geophysical Surveys

The accurate measurement and recording of certain physical quantities of the Earth’s crust and buried layers of rock, using geophysical methods such as seismic, is necessary to locate probable reservoir structures capable of producing commercial quantities of natural gas and/or crude oil.

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

(e) (1) Critical accounting policies

A summary of our significant accounting policies is contained in Note 1 to our financial statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Not applicable. We do not presently or otherwise engage in market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)

20

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as Of March 31, 2009 and 2008	F-3
Statement Of Operations For The Years Ended March 31, 2009 and 2008 and For the Period from October 10, 2005 (date of inception) Through March 31, 2009	F-4
Statement Of Stockholders’ Equity For The Period From October 10, 2005 (date of inception) Through March 31, 2009	F-5
Statement Of Cash Flows For The Years Ended March 31, 2009 and 2008 and For the Period From October 10, 2005 (date of inception) Through March 31, 2009	F-6
Notes To Consolidated Financial Statements	F-7 ~ F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Tamm Oil and Gas Corp.

We have audited the accompanying balance sheets of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the period from inception (October 10, 2005) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (October 10, 2005) to March 31, 2007, were audited by other auditors whose report dated July 3, 2007, expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (October 10, 2005) to March 31, 2007, reflect a net loss of $71,480 that is included in the related total for the period from inception (October 10, 2005) to March 31, 2009. The other auditors report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for period from inception (October 10, 2005) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 1, 2009

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,461	$169,844
Accounts receivable	12,483
Prepaid expenses	4,403	14,921
Total current assets	18,347	184,765

Property, plant and equipment:
Oil sands properties, unevaluated	4,032,178	4,718,903
Furniture and equipment, net	303	3,223
Total property, plant and equipment	4,032,481	4,722,126

Other assets:
Receivable from affiliated entity	571,252	576,252

Total assets	$4,622,080	$5,483,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$675,078	$14,652
Advances from related party	57,295	10,000
Notes payable to a related party	750,000	-
Total current liabilities	1,482,373	24,652

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 62,780,000 and 118,313,000 shares issued and outstanding as of March 31, 2009 and 2008	62,780	118,313
Additional paid in capital	66,204,380	66,148,847
(Deficit) accumulated during exploration stage	(62,040,808)	(60,808,669)
Accumulated other comprehensive (loss)	(1,086,645)	-
Total stockholders' equity	3,139,707	5,458,491

Total liabilities and stockholders' equity	$4,622,080	$5,483,143

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the period
			October 10, 2005
			(date of inception)
	For the year ended March 31,		through
	2009	2008	March 31, 2009
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	1,170,890	247,456	1,489,026
Depreciation	792	-	792
Total operating expenses	1,171,682	247,456	1,489,817

Loss from operations	(1,171,682)	(247,456)	(1,489,817)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	(8,542)	8,427	(115)
Interest (expense)	(48,174)	-	(48,174)
Loss on impairment of fixed assets	(2,032)	(35,000)	(37,032)
Loss on impairment of investments	-	(60,463,160)	(60,463,160)

Loss before provision for income taxes	(1,230,430)	(60,737,189)	(62,038,298)

Provision for income taxes:
Current	1,709	-	2,509
Deferred	-	-	-
Total income taxes	1,709	-	2,509

NET LOSS	(1,232,139)	(60,737,189)	(62,040,808)

Foreign currency translation (loss)	(1,086,645)	-	(1,086,645)

Comprehensive loss	$(2,318,784)	$(60,737,189)	$(63,127,453)

Net loss per common share (basic and diluted)	$(0.03)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	83,894,000	98,588,918

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through March 31, 2009

				Other	(Deficit) Accumulated
	Common stock		Additional	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	100,000
Net (loss)	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	(2,134)	101,866

Net (loss)	-	-	-	-	(69,346)	(69,346)
Balance, March 31, 2007	90,000,000	90,000	14,000	-	(71,480)	32,520

Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	10,200,000
Net (loss)	-	-	-	-	(60,737,189)	(60,737,189)
Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	(60,808,669)	5,458,491

Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-
Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-
Foreign currency translation loss	-	-	-	(1,086,645)	-	(1,086,645)
Net loss	-	-	-	-	(1,232,139)	(1,232,139)

Balance, March 31, 2009	62,780,000	$62,780	$66,204,380	$(1,086,645)	$(62,040,808)	$3,139,707

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			October 31, 2005
	For the years ended		(Inception of Inception)
	2009	2008	through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,232,139)	$(60,737,189)	$(62,040,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	792	-	792
Impairment of property and equipment	2,032	35,000	37,032
Impairment of investments in stock and royalty agreements	-	60,463,160	60,463,160
Decrease in receivables	5,000	-	5,000
Decrease (increase) in accounts receivable	(12,438)	-	(2,483)
(Increase) in prepaid expenses	10,518	(14,921)	34,518
Decease in accounts payable	660,427	8,306	675,079
Net cash used in operating activities	(565,853)	(245,644)	(876,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(402,162)	(718,903)	(1,121,065)
Purchase of investment	-	(576,252)	(576,252)
Purchases of property and equipment	-	(3,223)	(38,223)
Net cash used in investing activities	(402,162)	(1,298,378)	(1,735,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		1,700,000	1,804,000
Proceeds from notes payable	1,297,295	10,000	1,307,295
Repayments of notes payable	(500,000)	-	(500,000)
Net cash provided by financing activities	797,295	1,710,000	2,611,295

Effect of currency rate change on cash	2,337	-	2,337

Net (decrease ) increase in cash and cash equivalents	(168,383)	165,978	1,461
Cash and cash equivalents at beginning of period	169,844	3,866	-
Cash and cash equivalents at end of period	$1,461	$169,844	$1,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$1,709	$-	$2,509

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$10,200,000	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$54,263,160	$54,263,160

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Business and Basis of Presentation

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

The Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2009, the Company has accumulated losses of $62,040,808.

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

At March 31, 2007, property and equipment represented communications equipment purchased, but not yet placed in service. Accordingly, no depreciation expense had been recognized related to this equipment. Due to the change in business focus of the Company, as described above, an impairment charge of $35,000 was recorded during the year ended March 31, 2008, in order to reduce the carrying value of the equipment to its estimated realizable value.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Unconventional Oil Sands Properties

Acquisition, exploration and development of oil sands mining activities are capitalized when costs are recoverable and directly result in an identifiable future benefit following the full cost method of accounting. Improvements that increase capacity or extend the useful lives of assets are capitalized. Maintenance and turnaround costs are expensed as incurred.

Oil sands properties are assessed, at minimum annually, or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset. If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

Capitalized costs are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves once determined by the independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

Costs of acquiring and evaluating unproved properties and major development projects are excluded from the depletion and depreciation calculation if and until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

Depletion and amortization of oil and gas properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

Foreign Currency Translation

The functional currency for the Company’s financial statements is the United States dollar. Due to the Company’s foreign operations, certain transactions have been completed in Canadian dollars. Gains or losses resulting from foreign currency transactions are included in foreign exchange gains (losses) in the statements of operations.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130; “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectibility is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves and production commences.

Stock based payments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, "Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

Intangible assets

The Company accounts for and reports acquired goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

Costs associated with the Company’s acquired royalty agreement are amortized from the date of production over the estimated total expected recovery, not to exceed the term of the agreement.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company periodically evaluates the carrying value of long-lived assets, including unproved properties, to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Values

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

Credit and concentration risks

Financial instruments which potentially subject the company to credit risk consist of cash and cash equivalents and receivable from affiliated entity. Cash and cash equivalents are maintained with a reputable and major financial institution.

Net income (loss) per share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended March 31, 2009 and 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.
The Company does not expect the adoption of EITF 07-1in 2009 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 will have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its financial position, results of operations or cash flows.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not expect the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its  financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 will have a material effect on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008.  The Company does not expect the adoption will have any material impact on the Company’s financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the financial statements.

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended and inception to date periods ended March 31, 2009, the Company has incurred losses of $1,232,139 and $62,040,808, respectively.  In addition, as of March 31, 2009, the Company had a working capital deficit of $1,464,026, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

The Company is attempting to obtain financing for its operations. There can be no assurance that the Company will be successful in its effort to secure additional equity financing. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $576,252. The amount is recorded as receivable from an affiliated entity as Alberta and Tamm have officers and/or directors in common. The advances were purchased for their face amounts, and they have no terms of repayment.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY (continued)

As of March 31, 2009, the Company entered into a termination and rescission agreement with Alberta stockholders pursuant to which the Company and the Alberta stockholders have agreed to rescind the transactions consummated under the Exchange Agreements with the same effect as if the Exchange Agreements had never been executed and delivered and such transactions had never been consummated. The TAMM shares issued pending the transaction have been cancelled effectively April 17, 2009 and returned to Treasury.  The rescission was undertaken voluntarily by both parties. As a result, the Company’s entire ownership interest in the Sawn Lake Region now consists of (1) a gross overriding royalty right on 36.5 sections of Sawn Lake Oil Sands leases providing the Company with 2% of the revenue of oil sold from those sections.  The Company currently has no other interest in or right to any asset in the Sawn Lake Region.

NOTE 4 – OIL SANDS PROPERTIES

Peace River Purchase

On May 28, 2008, the Company purchased 14 sections of petroleum and natural gas (“P&NG”) leases in the Peace River region of northern Alberta for $374,883 that is adjacent to the existing 21 sections of oil sands leases. With this latest acquisition, the Company now has a 100% working interest in 35 sections, or approximately 22,400 acres with a total investment of $4,032,178.

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of the demand notes during the year ended March 31, 2009. As of March 31, 2009, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity as Alberta and TAMM have officers and/or directors in common.

During the year ended March 31, 2009, the Company received advances from a related party of $57,295, used to pay operating expenses.

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
MARCH 31, 2009

NOTE 6 – CAPITAL STOCK (continued)

Common stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, par value $.001. On November 13, 2007, the Company declared a 15:1 forward split, and concurrently increased its authorized shares to 750,000,000 shares of common stock, par value $.001 per share. All share amounts have been restated as if the split had occurred October 10, 2005.

As of March 31, 2009 and 2008, there were 62,780,000 and 118,313,000 shares of common stock issued and outstanding respectively.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 – CAPITAL STOCK (continued)

Common stock (continued)

On December 27, 2007, the Company issued 21,533,000 shares of common stock to individual shareholders of Deep Well Oil & Gas, Inc. (DWOG) in exchange for 21,533,000 shares of DWOG common stock. The trading price of Tamm common stock on the date of the transaction was $2.52 per share, resulting in a value of $54,263,160 for the shares issued. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment reserve of $54,263,160 was recorded as it was determined the shares of DWOG had nominal value. During the year ended March 31, 2009, the common stock issued was returned to the Company in exchange for the return of the shares of DWOG. The shares were retired at par value. Accordingly, the impairment reserve has been recognized as a permanent difference for income tax purposes.

In July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

In September 2008, 21,533,000 shares of the Company’s common stock previously issued in exchange for common shares of Deep Well Oil & Gas, Inc were returned to the Company and cancelled.

NOTE 7 – OPTIONS AND WARRANTS

Stock warrant activities from March 31, 2008 through March 31, 2009 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2008	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2009	1,280,000	$1.75

Warrants outstanding and exercisable at March 31, 2009, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	0.69	$1.75

Options

As of March 31, 2009, the Company has no outstanding options.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8 - CONTINGENCIES

Operating leases

The Company is provided operating facilities from an affiliated entity at no cost.

Consulting agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

The Company was a defendant in pending litigation by Deep Well Oil & Gas, Inc. (“Deep Well”) in the United States District Court of Nevada. The litigation involved an alleged breach by the Company of federal securities law requirements for an alleged tender offer to Deep Well’s shareholders, in addition to claims for fraud and defamation relating to certain press releases and securities law filings of the Company. The complaint seeks injunctive relief and unspecified damages. The Company's position in this litigation was that the subject transactions were private stock exchange agreements between the Company and certain Deep Well shareholders and did not constitute a tender offer. The Company denied the other allegations in the Complaint as well. The Company filed its opposition to a motion for preliminary injunction and a motion to dismiss, and Deep Well failed to dismiss the suit. The Company filed a motion for partial summary judgment, to which Deep Well opposed and also filed its First Amended Complaint, which adds a claim for conspiracy against the Company, and other parties. The Company moved to dismiss the Complaints. Briefings were completed by March 10, 2009 and the matter was submitted to the court for hearing and decision.  All significant matters were declared moot.

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

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating losses	$430,650	$121,370
Total gross deferred tax assets	430,650	121,370
Less valuation allowance	(430,650)	(121,370)
Net deferred tax asset	$—	$—

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – INCOME TAXES (continued)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2009, the Company has available net operating loss carry forwards of approximately $1,575,000 for federal and state income tax purposes. The net operating losses will expire through 2029 and 2019 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit can not be established.

At March 31, 2009 and 2008, the Company’s tax provision consists of:

	2009	2008

Current
Federal	$—	$—
State	1,709	—
	1,709	—
Deferred
Federal	—	—
State	—	—
	—	—
Total	$1,709	$—

For the years ended March 31, 2009 and 2008, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2009	2008
Computed expected federal tax benefits	$(21,081,250)	$(20,650,600)
Permanent difference, impairment of certain investments	20,557,430	20,557,430
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	522,111	93,170
Provision for income taxes	$1,709	$-

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – SUBSEQUENT EVENTS

On May 21, 2009, the Company entered into an agreement with: (a) 1164572 Alberta Ltd (“1164572”)., a corporation formed in accordance with the laws of the Province of Alberta, Canada; and (b) Asperago Holdings SA. (“Asperago”), a corporation formed in accordance with the laws of the Panama; and (c) Elestone SA (“Elestone”), a corporation formed in accordance with the laws of Panama (“the Agreement”). In that Agreement and in connection with the transactions contemplated therewith; TAMM will acquire at closing 100% working interest in 1280 acres of Oil Sands leases in the Province of Alberta from 1164572 Alberta Ltd and issue 2,428,000 shares of TAMM as consideration.   1164572 will retain a 2% GORR on the leases.  In a parallel transaction, TAMM will acquire at closing 100% working interest in 6400 acres of Petroleum and Natural Gas leases in the Province of Alberta from Asperago Holdings AS and Elestone SA who currently jointly hold these leases.  Asperago and Elestone will retain a 2% GORR.  At closing TAMM will issue 7,286,000 shares of TAMM as consideration to each of Asperago and Elestone.   Closing is expected within 60 days after full due diligence is completed and title transfer has been completed.

On June 12, 2009, we entered into an agreement with: Petrocorp Inc, a Delaware corporation  (“the Agreement”). In that Agreement and in connection with the transactions contemplated therewith ; TAMM has acquired  100% working interest in 5120 acres of Oil Sands leases in the Province of Alberta from Petrocorp Inc. and issued 1,000,000 shares of TAMM as consideration.

On June 30, 2009, the Company entered into a farm-in agreement to acquire the heavy oil rights on up to 276,000 gross acres (138,000 net) through Zentrum Energy Trust, AG (“Zentrum”) of Switzerland, in the Peace River area of Northwest Alberta, Canada. The agreement provides that the Company has the right to pay 100% Iinterest. Zentrum will have the first right of refusal for any equity-based financing that TAMM may enter into during the next thirty-six months, upon thirty days’ formal notice of the intention to exercise such right.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants and auditors on any matters of accounting principles, practices or financial disclosures during 2009 and 2008 through the present.

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

No report of Squar Milner on our financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles, except that in our Form 10-KSB for our fiscal year ended March 31, 2007, the financial statements audited by Squar Milner contained a going concern explanatory paragraph.

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

Item 9A. Controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in internal controls.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
●	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2009; and
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Stark Winter Schenkein & Co., LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of March 31, 2009.

Item 9B. Other information

We have disclosed all information required to be disclosed on reports on Form 8-K during the fourth quarter of the year covered by this report and after our March 31, 2009 year end.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of the filing of this Form 10-K.

Name	Age	Position	Term of Office Since
Wiktor Musial	49	President, Secretary, Treasurer, Director	1/07/08

Gerald Vikse	55	VP Operations, Director	1/07/08 to 4/01/09

William Tighe	60	Chairman of Board, Director	11/27/07

Sean Dickenson Donald Hryhor	35 53	Director Director	5/3/07 to 07/16/08 8/29/08

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

Wiktor Musial, President, Secretary, Treasurer and Director

On January 7, 2008, our Board of Directors appointed Wiktor Musial, as our President/Secretary/Treasurer and as a member of our Board of Directors. From May 2007 to January 2008, Mr. Musial was a Senior Electrical Instrumentation Technician with DKD Oilfield Solutions, a Calgary oil and gas service firm located in Calgary, Canada, where he completed international instrumentation and control projects on behalf of DKD Oilfield Solutions. From October 2006 to January 2007, Mr. Musial was a Senior Electrical Technician with Segment Engineering, anengineering/procurement/construction/maintenance firm located in Calgary, Canada, where he completed on behalf of Segment Engineering, Quality Assurance/Quality Control of instrumentation and electrical systems, site acceptance and testing of equipment, and the start-up of a heavy oil SAGD (Steam Assisted Gravity Drainage) in Alberta, Canada. From January 2003 to September 2006, Mr. Musial was a Senior Technician for Emerson Process Management, an US engineering firm with an office in Calgary, Canada. where he performed inspection and testing of oil and gas related installations for Exxon Mobil US on location in Russia and South Korea. Mr. Musial has an additional six years of experience as a Senior Technician, and has performed electrical installations, testing, maintenance, repairs, and inspection activities in the chemical, petrochemical, manufacturing, food and beverage production industries. In 2002, Mr. Musial received his Certificate of Proficiency as a Journeyman Electrician from the Alberta Apprenticeship and Industry Training Board. In 1978, Mr. Musial received a Certificate of Qualification as an Electro-Mechanic of Industrial Machinery from the Poland Technical College in Gorzow, Poland.

Donald W. Hryhor, Director

Don W. Hryhor has over 35 years of hands-on experience in various disciplines of the oil exploration industry. From 1972-1988, Mr. Hryhor trained with Hryhor Geophysical Ltd., an exploration consulting firm involved in major oilfield discoveries throughout the world, including the first major pools in the British North Sea, U.K., Rainbow Lake, Zama, South Ricinus, and several other fields throughout Western Canada, U.S. Gulf Coast and Texas.

Mr. Hryhor founded Canadian Wildcat Exploration Limited in 1988, Scarlet Exploration Inc. ("V.SCO") in 1993, and Grand River Resources Inc. in 1995, oil exploration firms located in Calgary, Alberta. He currently is the President and Chief Executive Officer of Thunder River Energy Inc. (and Thunder's subsidiary, CIMA Holdings Inc. in New Mexico), and operates privately as President and CEO of both Canadian Wildcat Corporation and Western Crown Corporation, both of which are oil exploration firms located in Calgary, Alberta.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 27, 2007, we appointed William Tighe as our Chairman of the Board of our Board of Directors.

On January 7, 2008, Sean Dickenson resigned as our President, Secretary, and Treasurer. Mr. Dickenson was appointed as our Director on May 3, 2007 and resigned on July 16, 2008.

On January 7, 2008, our Board of Directors appointed Gerald Vikse, as a member of our board of directors, and as our Vice President of Operations. Gerald resigned on April 1, 2009.

On January 7, 2008, our Board of Directors appointed Wiktor Musial, as our President/Secretary/Treasurer and as a member of our Board of Directors.

On August 29, 2008, we appointed Mr. Donald W. Hryhor to our board of directors. Mr. Hryhor has over 35 years experience in various aspects of the oil exploration industry.

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

(d) Board of Director Meetings.

During our fiscal year ended march 31, 2009, our Board of Directors met on June 23, 2008, September 11, 2008, October 29, 2008 and March 31, 2009.

(e) Annual Shareholder Meetings

During our Fiscal Year 2009, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2009; however, some reports were not filed on a timely basis.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2009 and 2008. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation

Sean Dickenson	2007	0	0	0	0	35,000	*
Director	2008	0	0	0	0	60,000	*
	2009	0	0	0	0	16,567

Gerald Vikse	2007	0	0	0	0	0
VP-Operations	2008	0	0	0	0	21,433	*
Director	2009	0	0	0	0	83,708

Wiktor Musial	2007	0	0	0	0	0
President/Secretary	2008	0	0	0	0	8,162	*
Treasurer	2009	0	0	0	0	13,191

William Tighe	2007	0	0	0	0	0
Chairman of the Board	2008	0	0	0	0	0
	2009	0	0	0	0	0

* All Other Compensation paid was for consulting services rendered and includes expenses

(c)      Options/SAR granted during year-ended March 31, 2009

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2009.

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

We did not re-price any options previously granted during the year ended March 31, 2009.

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

The following tables assume, based on our stock records, that there are 62,780,000 shares of our common stock, $0.001 par value, currently issued and outstanding. As noted on page 15 of this Form 10-K, we rescinded our December 27, 2007 share issuance of 21,533,000 shares of our common stock to 3 Deep Well shareholders in connection with the December 27, 2007 exchange of shares between us and those 3 Deep Well shareholders. In addition, in July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
1141577 Alberta Ltd	22,975,000	36.6%
William Tighe 505 8th Ave SW Calgary Alberta

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Wiktor Musial President, Secretary, Treasurer, Director 734-7th Avenue, S.W. Calgary, Alberta, Canada	0	0

William Tighe Chairman of the Board 734-7th Avenue, S.W. Calgary, Alberta, Canada	22,975,000	36.6%

Sean Dickenson Director - retired 203-2630 Arbutus Street Vancouver, B.C. Canada V6J 5L8

Gerald Vikse Vice President of Operations Director-retired
734-7th Avenue, S.W. Calgary, Alberta, Canada

Officers/ Directors as a Group	22,975,000	36.6%

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

Item 14. Principal accountants’ fees and services

Squar, Milner, Peterson, Miranda & Williamson, LLP:

	Fiscal year ended March 31,
Description	2007	2008

Year end audit and review of quarterly interim financial statements	$20,319	$5,940

Other audit related fees not included above	-	1,490	(1)

Tax compliance, tax advice and tax planning	2,565	2,268

Total	$22,884	$9,698

Notes:

(1) Represents fees billed in connection transition to new audit firm.

Stark Winter Schenkein & Co. LLP
	Fiscal year ended March 31,
Description	2008	2009

Year end audit and review of quarterly interim financial statements	$33,500	$38,300

Other audit related fees not included above	2,400	11,275	(1)

Tax compliance, tax advice and tax planning	3,500	-

Total	$39,400	$49,575

Notes:

(1) $10,275 of which represents fees relating to acquisitions.

Our Board of Directors has considered the information described in “ Financial Information Systems Design and Implementation Fees ” and “ All Other Fees ” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services.

Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent two fiscal years.

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements change dates and include inception to date

The following documents are filed as part of this report:
Page

Reports of Independent Registered Public Accounting Firms	F-1 & F-2

Balance Sheets as of March 31, 2009 and 2008	F-3

Statements of Operations for the years ended March 31, 2009 and 2008 and inception to date	F-4

Statements of Cash Flows for the years ended March 31, 2009 and 2008 and inception to date	F-6

Statement of Stockholders' Equity for the years ended March 31, 2009 and 2008 and inception to date	F-5

Notes to Financial Statements	F-7 through F-14

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

3(ii)	Bylaws incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2 .

10.1	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank Ltd., incorporated by reference as filed with SEC on Form 8-K on July 2, 2008

10.2	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with SEC on Form 8-K on July 2, 2008.

10.3	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on Form 8-K on July 1, 2008.

10.4	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd and Muzz Investments, incorporated by reference as filed with the SEC on November 27, 2008 on Form 8-K.

10.5	Share Exchange Agreement between Tamm Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on January 9, 2008 on Form 8-K

10.6	Share Exchange Agreement between Tamm Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.7	Share Exchange Agreement between Tamm Oil and Gas Corp. and LB (Swiss) Private Bank, Ltd, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.8	November 26, 2007 Agreement between Tamm Oil and Gas Corp., 1004731 Alberta Ltd. and Muzz Investements Inc., incorporated by reference as filed with the SEC on January 9, 2008.

10.9	December 12, 2003 Royalty Agreement between Mikwec Energy and Nearshore Petroleum Corporation, incorporated by reference as filed with the SEC on January 9, 2008.

16.1	Letter from Square Milner, Independent Registered Public Accounting Firm, as filed with the SEC on February 4, 2008 on Form 8-K, incorporated as reference

31.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a) 15d-14(a)

32.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Section 1350

99.1	April 1, 2008 Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on May 12, 2008 on Form 8-K

99.2	Updated Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on June 24, 2008 on Form 8-K

April 7 – Section 8 – Other events – Deepwell legal action – incorporated by reference as 8K filed with the SEC on April 7, 2008

June 3, 2008 - Item 1.01 Entry into a Material Definitive Agreement- acquisition of 14 sections of P&NG leases – incorporated by reference as 8k filed with the SEC on June 3, 2008.

July 16, 2008, item 5.02 – Departure of Directors or Certain Officers – incorporated by reference as 8K filed with the SEC on July 16, 2008.

August 11, 2008 - Item 3.02 Unregistered Sales of Equity Securities cancellation of 34,000,000 shares – incorporated by reference as 8K filed with the SEC on August 11, 2008

August 29, Item 5.02 Election of Directors – incorporated by reference as 8K filed with the SEC on Aug 29, 2008.

September 5, 2008 Item 1.01 Entry into a Material Definitive Agreement for acquisition of 1132559 Alberta incorporated by reference as 8K filed with the SEC on September 5, 2008.

September 19, 2008  Section 8 -Other Events recession agreements with LB Private Band, Arthur Sulzer and Rahn and Bodmenr incorporated by reference as 8K filed with the SEC on September 19, 2008

TAMM OIL AND GAS

By:  /s/ Wiktor Musial
Wiktor Musial
President/Director
Date: July 14, 2009

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tamm Oil and Gas Corp. and in the capacities and on the dates indicated.

By:  /s/ Wiktor Musial
Wiktor Musial, President/Director

By:  /s/ Don Hryhor
Don Hyhor, Director

By:  /s/ William Tighe
William Tighe, Chairman of the Board/Director