Form 10-Q
period 2009-06-30
TAMM Oil & Gas Corp.
filed 2009-08-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,780,000 shares outstanding as of August 14, 2009.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009	2

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2009 and 2008 and from October 10, 2005 (date of inception) through June 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2009 and 2008 and from October 10, 2005 (date of inception) through June 30, 2008 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2009 as filed with the Commission on July 13, 2009.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$4,798	$1,461
Accounts receivable	588	12,483
Prepaid expenses	1,478	4,403
Total current assets	6,864	18,347

Property, plant and equipment:
Oil sands, petroleum and natural gas properties, unevaluated	5,198,748	4,032,178
Furniture and equipment, net	307	303
Total property, plant and equipment	5,199,055	4,032,481

Other assets:
Receivable from affiliated entity	571,252	571,252
Total other assets	571,252	571,252

Total assets	$5,777,171	$4,622,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$760,644	$675,078
Advances from related party	61,292	57,295
Notes payable from related party	750,000	750,000
Total current liabilities	1,571,936	1,482,373

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 63,780,000 (June)and 62,780,000 (March) shares issued and outstanding	63,780	62,780
Additional paid in capital	67,003,380	66,204,380
(Deficit) accumulated during exploration stage	(62,101,416)	(62,040,808)
Accumulated other comprehensive (loss)	(760,509)	(1,086,645)
Total stockholders' equity	4,205,235	3,139,707

Total liabilities and stockholders' equity	$5,777,171	$4,622,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period
			October 10, 2005
			(date of inception)
	For the three months ended June 30,		through
	2009	2008	June 30, 2009
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	47,807	535,378	1,539,342
Depreciation	23	503	815
Total operating expenses	47,830	535,881	1,540,157

Loss from operations	(47,830)	(535,881)	(1,540,157)

OTHER INCOME (EXPENSE)
Foreign exchange (expense)	-	(5,807)	(115)
Interest (expense)	(12,778)	(5,773)	(60,952)
(Loss) on impairment of fixed assets	-	-	(37,032)
(Loss) on impairment of investments	-	-	(60,463,160)

Loss before provision for income taxes	(60,608)	(547,461)	(62,101,416)

Provision for income taxes:
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET LOSS	(60,608)	(547,461)	(62,101,416)

Foreign currency translation gain	326,136	415	(760,509)

Comprehensive income (loss)	$265,528	$(547,046)	$(62,861,925)

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	62,988,791	118,313,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 31, 2005
	For the three months ended June 30,		(Inception of Inception)
	2009	2008	through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,608)	$(547,461)	$(62,101,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23	503	815
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	60,463,160
Decrease (increase) in accounts receivable	11,895	-	(588)
Decrease (increase) in prepaid expenses	2,925	-	(1,478)
Increase in accounts payable	85,566	108,402	760,644
Increase in advanced from related party	3,997	10,238	61,292
Net cash used in operating activities	43,798	(428,318)	(780,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	(374,883)	(1,121,065)
Purchase of investment	-	-	(571,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	(374,883)	(1,730,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,250,000	1,804,000
Proceeds from notes payable	-	(500,000)	1,250,000
Repayments of notes payable	-	-	(500,000)
Net cash provided by financing activities	-	750,000	2,554,000

Effect of currency rate change on cash	(40,461)	415	(38,123)

Net increase (decrease ) in cash and cash equivalents	3,337	(52,786)	4,798
Cash and cash equivalents at beginning of period	1,461	169,844	-
Cash and cash equivalents at end of period	$4,798	$117,058	$4,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	-
Cash paid during the period for taxes	-	-	2,509

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$800,000	$-	$800,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Tamm Oil and Gas Corp. is referred to in these notes as “the Company” or “TAMM”.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.  The unaudited consolidated condensed  financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2009, included in the Company’s Form 10-K filed with the SEC on July 13, 2009.

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

The Company is in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2009, the Company has accumulated losses of $62,101,416.

The consolidated condensed financial statements include the accounts of the Company, including Tamm Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC (see below). All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition of Union Energy, LLC

On June 12, 2009, the Company acquired Union EnergyLLC, a Colorado limited liability corporation, in exchange for 1,000,000 shares of  the Company’s common stock valued at $.80 per share, the fair market value of the stock on that date, for a total investment of $800,000.  As part of the acquisition, the Company acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta.

The total consideration paid was $800,000 and the significant components of the transaction are as follows:

Assets acquired:
Undeveloped oil sands property lease	$800,000
Liabilities assumed:	( -0-)
Net:	$800,000

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

 Unconventional Oil Sands Properties

Acquisition, exploration and development of oil sands mining activities are capitalized when costs are recoverable and directly result in an identifiable future benefit, following the full cost method of accounting. Improvements that increase capacity or extend the useful lives of assets are capitalized. Maintenance and turnaround costs are expensed as incurred.

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

The Company periodically evaluates the carrying value of long-lived assets, including unproved properties, to be held and used in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Foreign Currency Translation

The functional currency for the Company’s financial statements is the United States dollar. Due to the Company’s foreign operations, certain transactions have been completed in Canadian dollars. Gains or losses resulting from foreign currency transactions are included in foreign exchange gains (losses) in the statements of operations.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted SFAS 130; “Reporting Comprehensive Income”. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in the equity of a business during a period, from transactions and other events and circumstances from non-owners’ sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Net income (loss) per share

The Company computes earnings per share under SFAS 128, “Earnings Per Share.” Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three months ended June 30, 2009, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period. During the three months ended June 30, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this standard, effective April 1, 2007, did not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued.  SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month and inception to date periods ended June 30, 2009, the Company has incurred losses of $60,608 and $62,101,416, respectively.  In addition, as of June 30, 2009, the Company had a working capital deficit of $1,565,072, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $571,252 (net of repayments of $5,000). The amount is recorded as receivable from an affiliated entity as Alberta and Tamm have officers and/or directors in common. The advances were purchased for their face amounts, and they have no terms of repayment.

NOTE 4 – OIL SANDS PROPERTIES

Union Energy, LLC

On June 12, 2009, the Company acquired Union Energy, LLC, a Colorado limited liability corporation, the sole asset of which was a 100% working interest in 5,120 acres of Oil Sands leases in the Province of Alberta in exchange for 1,000,000 shares of the Company’s common stock valued at $.80 per share, the fair market value on the date of acquisition, for a total investment of $800,000.

Peace River

The Company holdings include 14 sections of petroleum and natural gas (“P&NG”) leases in the Peace River region of northern Alberta that have a carrying value of $374,883.  In addition the Company leases 21 sections of oil sands leases in the Peace River region held at $718,903 adjacent to the above-mentioned sections.

Sawn Lake

The Company has a royalty agreement applicable to 32 sections of oil sands leases The royalties are 2% of gross revenue prior to any expenses from oil sand production..  These rights are recorded at $4,104,959.

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of the demand notes during the year ended March 31, 2009. As of March 31, 2009, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity, as Alberta and TAMM have officers and/or directors in common.

During the three month period ended June 30, 2009, the Company received advances from a related party of $3,997, used to pay operating expenses. Total advances at June 30, 2009 amount to $61,292.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – CAPITAL STOCK

Preferred stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, with a par value of $.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences, and privileges of any such series.

Common stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, with a par value of $.001. On November 13, 2007, the Company declared a 15:1 forward split, and concurrently increased its authorized shares to 750,000,000 shares of common stock, par value $.001 per share. All share amounts have been restated as if the split had occurred October 10, 2005.

In June 2009, the Company issued 1,000,000 shares of its common stock to acquire Union Energy, LLC (see Note 4).

NOTE 7 – OPTIONS AND WARRANTS

Stock warrant activities from March 31, 2009 through June 30, 2009 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2009	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at June 30, 2009	1,280,000	$1.75

Warrants outstanding and exercisable at June 30, 2009, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	0.44	$1.75

Options

As of June 30, 2009, the Company has no outstanding options.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

 NOTE 8 - CONTINGENCIES

Operating leases

The Company is provided with operating facilities from an affiliated entity, at no cost.

Consulting agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Purchase Agreement (“Agreement”) with 1164572 Alberta Ltd, Asperago Holdings SA and Elstone SA

On May 21, 2009, the Company entered into a purchase agreement with 1164572 Alberta Ltd, Asperago Holdings SA and Elstone SA to acquire petroleum and natural gas and oil sands Alberta Crown leases in exchange for the Company’s common stock.  In Connection with the Agreement, the Company, subject to due diligence, will issue at closing an aggregate of 17,000,000 shares of the Company’s common stock.

As of August 14, 2009, the aforementioned transaction has not closed and common shares of the Company have not been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TAMM Oil and Gas Corp. is referred to hereinafter as “we”, “our”, or “us”.

General and Background

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

Our Plan of Operations to Date

 To date, we have accomplished the following in our Plan of Operations:

Oil Sands and Petroleum &Natural Gas Interests

We have the following interests:

Province of Alberta

On June 12, 2009, we acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta, in exchange for 1,000,000 shares of our common stock valued at $800,000.

Peace River – Oil Sands Leases

On January 9, 2008, we acquired a 100% interest in 21 sections of oil sands leases in the Peace River Oil Sands Area at an Alberta Crown Land Sale for $718,903.

Peace River – Petroleum & Natural Gas Leases

On May 28, 2008, we acquired a 100% interest in 14 sections of the petroleum and natural gas (“P&NG”) leases in the Peace River region at an Alberta Crown Land Sale for $374,721

Sawn Lake Oil Sands - Letter Agreement

We entered into a November 7, 2007 letter agreement with Vendors, 1004731 Alberta Ltd. and Muzz Investments Inc., whereby the Vendors agreed to sell, assign and transfer to us, their entire right, title and interest in a December 12, 2003 royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation, in exchange for our issuance of 4,000,000 shares of our common stock.

Material Definitive Agreement with Selling Stockholders of 1132559 Alberta Ltd.

On September 5, 2008 we entered into a Material Definitive Agreement with the Selling Stockholders of 1132559 Alberta Ltd , which provided that the Selling Stockholders would agree to transfer to us all of the issued and outstanding shares held by them subject to the following, among other conditions, being met:

(i)	Issue 15,000,000 shares of our common stock to the Selling Stockholders; a portion of these shares have been issued In Trust, pending completion of all conditions;
(ii)	TAMM total debt to be a maximum of $3,750,000;
(iii)	The satisfactory completion of the parties due diligence investigations; and
(iv)	1132559 Alberta Ltd. preparing financial statements required under applicable securities laws.
Both TAMM and 113 Alberta Ltd. reviewed the terms of the Agreement, taking into consideration the change in the global economic situation and decrease in current oil prices. The companies agree in principle that progression forward should be beneficial to both parties. However as of April 27, 2009, both parties decided to rescind the agreement as if it had never happened.   1132559 Alberta Ltd. is a private company incorporated under the laws of Alberta and holds a direct working interest of 10% in 63 sections of oil sands leases in the Sawn Lake area in Northern Alberta.

Our Plan of Operations Going Forward

Our primary operational focus is the Peace River/Manning project. On May 28, 2008, we purchased 14 sections of the P&NG leases at an Alberta Crown land sale which leases are adjacent to our existing 21 sections of oil sands leases in the Peace River region of Northern Alberta. With this latest acquisition, we now have a 100% working interest in 35 sections in the Peace River region, or approximately 22,400 acres. An independent engineering report was completed in 2008 on the newly acquired adjacent 14 sections of leases for the determination of heavy oil in place for the 35 sections.

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

·	Geological Studies

Geological study of underground layers of rock in search for structural or stratigraphic traps that are favorable for the accumulation of hydrocarbons and ultimately determine locations for drilling.

·	Geophysical Surveys

The accurate measurement and recording of certain physical quantities of underground layers of rock; geophysical methods, such as seismic, to locate probable reservoir structures capable of producing commercial quantities of natural gas and/or crude oil.

·	Seismic Surveys

Surveys to gather and record the patterns of induced shock wave reflections from underground layers of rock. Seismic surveys are used to create detailed models of the underlying geological structure used in the exploration and development of hydrocarbons.

·	Core Drilling Programs

A drilling operation to obtain continuous cylinders of rock, usually from two to four inches in diameter, cut from the bottom of a well-bore; cores are cut during the drilling of a well and are used in the study of underground formations.

·	Exploratory Well Drilling

 A well drilled either in search of new and yet undiscovered accumulations of oil and gas, or in an attempt to significantly extend the limits of a known reservoir.

Results of Operations

Three month period ended June 30, 2009 Summary

	Three month period ended
	June 30,
	2009	2008

Revenue	$-	$-
Operating Expenses	(47,830)	(535,881)
Foreign exchange loss	-	(5,807)
Interest expense and other	(12,778)	(5,773)
Income Taxes	-	-
Net (Loss)	$(60,608)	$(547,461)

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

Expenses

Our operating expenses for the three month period ended June 30, 2009 decreased by $488,051 or 91.1% to $47,830 from $535,881 for the comparable 2008 three-month period. This decrease is primarily a result of decreased professional and consulting fees for the current period.  During the three months ended June 30, 2008, the Company incurred approximately $349,547 in legal fees, primarily for the litigation with Deep Well Oil & Gas, Inc. (“Deep Well”) but this figure also includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss

Our net loss for the three month period ended June 30, 2009 decreased by $486,853 or 88.9% to $60,608 from $547,461 for the comparable 2008 period. This decrease is primarily a result of reduced legal and other professional fees during the three months ended June 30, 2009 as compared to the same period last year.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 6.9% for the three month period ended June 30, 2009. The details are as follows:

	As of June 30, 2009	As of March 31, 2009	Percentage Increase (decrease)

Current Assets	$6,864	$18,347	(63)%
Current Liabilities	1,571,936	1,482,373	6%
Working Capital (Deficit)	$(1,565,072)	$(1,464,026)	(7)%

Our working capital deficit increased primarily because we incurred increased accounts payable, primarily due to professional fees.

Cash Flows

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Cash Flows provided by (used in) Operating Activities	$43,798	$(428,318)
Cash Flows (used in) Investing Activities	-	(374,883)
Cash Flows provided by Financing Activities	-	750,000
Effect of currency rate change on cash	(40,461)	415
Net Increase (Decrease) in Cash During Period	$3,337	$(52,786)

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2009, we generated no revenue and we had an accumulated deficit of $62,101,416. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2009.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated August 14, 2009.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated August 14, 2009.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 14, 2009	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial