Form 10-Q
period 2009-09-30
TAMM Oil & Gas Corp.
filed 2009-11-17
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended September 30, 2009

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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,780,000 shares outstanding as of November 15, 2009.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009	2

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2009 and 2008, and from October 10, 2005 (date of inception) through September 30, 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2009 and 2008, and from October 10, 2005 (date of inception) through September 30, 2008 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$10,182	$1,461
Accounts receivable	1,397	12,483
Prepaid expenses	-	4,403
Total current assets	11,579	18,347

Property, plant and equipment:
Oil sands properties, unevaluated	16,968,194	4,032,178
Furniture and equipment, net	309	303
Total property, plant and equipment	16,968,503	4,032,481

Other assets:
Receivable from affiliated entity	548,500	571,252
Total other assets	548,500	571,252

Total assets	$17,528,582	$4,622,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$899,961	$675,078
Advances from related party	64,124	57,295
Notes payable from related party	750,000	750,000
Total current liabilities	1,714,085	1,482,373

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 (September) and 62,780,000 (March) shares issued and outstanding	80,780	62,780
Additional paid in capital	78,376,380	66,204,380
(Deficit) accumulated during exploration stage	(62,243,776)	(62,040,808)
Accumulated other comprehensive (loss)	(398,887)	(1,086,645)
Total stockholders' equity	15,814,497	3,139,707

Total liabilities and stockholders' equity	$17,528,582	$4,622,080

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	For the three months ended September 30,		For the six months ended September 30,		through
	2009	2008	2009	2008	September 30, 2009
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	129,001	267,786	176,808	803,164	1,665,834
Depreciation	23	251	46	754	838
Total operating expenses	129,024	268,037	176,854	803,918	1,666,672

Loss from operations	(129,024)	(268,037)	(176,854)	(803,918)	(1,666,672)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	(2,735)	-	(8,542)	(115)
Interest (expense)	(13,336)	(15,446)	(26,114)	(21,219)	(74,288)
Loss on impairment of fixed assets	-	-	-	-	(37,032)
Loss on impairment of investments	-	-	-	-	(60,463,160)

Loss before provision for income taxes	(142,360)	(286,218)	(202,968)	(833,679)	(62,241,267)

Provision for income taxes:
Current	-	278	-	278	2,509
Deferred	-	-	-	-	-
Total income taxes	-	278	-	278	2,509

NET LOSS	(142,360)	(286,496)	(202,968)	(833,957)	(62,243,776)

Foreign currency translation gain (loss)	361,622	(773)	687,758	(358)	(398,887)

Comprehensive income (loss)	$219,262	$(287,269)	$484,790	$(834,315)	$(62,642,663)

Net income (loss) per common share (basic)	$0.00	$(0.00)	$0.01	$(0.01)

Net income per common share (fully diluted)	$0.00		$0.01

Weighted average number of common shares outstanding, basic	65,627,826	91,618,120	64,315,519	104,892,623

Weighted average number of common shares outstanding, fully diluted	65,627,826		64,315,519

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 31, 2005
	For the six months ended September 30,		(Inception of Inception)
	2009	2008	through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,968)	$(833,957)	$(62,243,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	754	838
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	60,463,160
Decrease in receivables	-	-	5,000
Decrease (increase) in accounts receivable	12,180	11,194	(303)
Decrease in prepaid expenses	4,746	-	343
Increase in accounts payable	95,823	307,457	770,902
Net cash used in operating activities	(90,173)	(514,552)	(966,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(25,655)	(374,883)	(1,146,720)
Deposit paid on investments	-	(71,306)	-
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	(25,655)	(446,189)	(1,761,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,804,000
Proceeds from notes payable	-	1,293,726	1,307,295
Repayments of notes payable	-	(500,000)	(500,000)
Net cash provided by financing activities	-	793,726	2,611,295

Effect of currency rate change on cash	124,549	(358)	126,886

Net increase (decrease ) in cash and cash equivalents	8,721	(167,373)	10,182
Cash and cash equivalents at beginning of period	1,461	169,844	-
Cash and cash equivalents at end of period	$10,182	$2,471	$10,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$11,390,000	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$800,000	$-	$54,263,160

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and six month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2009, included in the Company’s Form 10-K filed with the SEC on July 13, 2009.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2009, the Company has accumulated losses of $62,243,776.

The consolidated condensed financial statements include the accounts of the Company, including Tamm Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC (see below). All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition of Union Energy, LLC

On June 12, 2009, the Company acquired Union Energy LLC, a Colorado limited liability corporation, in exchange for 1,000,000 shares of the Company’s common stock valued at $.80 per share, the fair market value of the stock on that date, for a total investment of $800,000.  As part of the acquisition, the Company acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company periodically evaluates the carrying value of long-lived assets, including unproved properties, to be held and used in accordance with Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended September 30, 2009 and September 30, 2008, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective April 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the six month and inception to date periods ended September 30, 2009, the Company has incurred losses of $202,968 and $62,243,776, respectively.  In addition, as of September 30, 2009, the Company had a working capital deficit of $1,702,506, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – GOING CONCERN MATTERS (continued)

The Company's existence is dependent upon management's ability to generate business opportunities, evaluate existing properties and surrounding lands, and initiate commercial production to develop profitable operations which will resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

The Company is attempting to obtain financing for its operations. There can be no assurance that the Company will be successful in its effort to secure additional equity financing. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to successfully maintain operations. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (net of repayments of $5,000). The amount is recorded as receivable from an affiliated entity, as Alberta and Tamm have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment.

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

Sawn Lake

The Company has a royalty agreement applicable to 32 sections of oil sands leases. The subject royalties are 2% of gross revenue prior to any expenses from oil sand production.  These rights are recorded at $4,104,959.

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights are recorded at $1,626,760.  In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights are recorded at $9,763,240.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of September 30, 2009, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity, as Alberta and TAMM have officers and/or directors in common.

During the six month period ended September 30, 2009, the Company did not receive advanced from related parties. Total advances at September 30, 2009 amount to $64,124.  Changes in the balance from March 31, 2009 are a result of foreign currency translation.

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

In June 2009, the Company issued 1,000,000 shares of its common stock to acquire Union Energy, LLC (see Note 4).

In September 2009, the Company issued an aggregate of 17,000,000 shares of its common stock to acquire working interests in oil sands and petroleum and gas properties (see Note 4).

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 7 – OPTIONS AND WARRANTS

Stock warrant activities from September 30, 2009 through September 30, 2009 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2009	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2009	1,280,000	$1.75

Warrants outstanding and exercisable at September 30, 2009, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	0.44	$1.75

Options

As of September 30, 2009, the Company has no outstanding options.

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

Peace River – Petroleum & Natural Gas Leases

On May 28, 2008, we acquired a 100% interest in 14 sections of the petroleum and natural gas (“P&NG”) leases in the Peace River region at an Alberta Crown Land Sale for $374,721.

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

Alberta Crown-Oil Sands Leases and Petroleum & National Gas Leases

On September 27, 2009, we acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights was recorded at $1,626,760. In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. The value of these rights is recorded at $9,763,240.

Our decision to acquire these undeveloped properties at a combined cost of $11,390,000 was based on the following:

June 23, 2008 – Chapman Petroleum Engineering determined that the Mississippian-aged Lower Debolt and Elkton member zones for our 35 sections of land contain 2.33 billion barrels of original total heavy oil in place.

Based on publically available geological information from government records, based on drilling results through the many wells which are also publically available, and the competitive bidding for the lands that occurred in 2008 to 2009 – the corporation is confident that after the planned work programs for this winter, that the properties will be shown to have substantially more value than the accounted value as per US GAAP.

Subsequent to our acquisition, an updated Chapman report dated November 1/2009 shows there is an incremental 810 million barrels of heavy oil in place on our newly acquired lands for a combined total of 3.14 billion barrels of original total heavy oil in place.

Our approach to exploiting the properties is as follows:

Our geologist has identified target zones which we are presently evaluating with the goal of two drill locations. The Goal for these locations is to drill, core and drill stem test the target formations followed by running a 30 day evaluation test for product deliverability and for engineering purposes. Once completed and dependent on the results of the testing, we will evaluate our overall position.

Dependent on the licensing process and financing, we expect to commence drilling this winter season.

Based on results we intend on commissioning a prospective resource report to assist us in moving forward in the development of the all the TAMM leases.

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

Results of Operations

Three month period ended September 30, 2009 Summary

	Three month period ended
	September 30,
	2009	2008

Revenue	$-	$-
Operating Expenses	(129,024)	(268,037)
Foreign exchange loss	-	(2,735)
Interest expense and other	(13,336)	(15,446)
Income Taxes	-	(278)
Net (Loss)	$(142,360)	$(286,496)

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

Expenses

Our operating expenses for the three month period ended September 30, 2009 decreased by $139,013 or 51.9% to $129,024 from $268,037 for the comparable 2008 three-month period. This decrease is primarily a result of decreased professional and consulting fees for the current period.  During the three months ended September 30, 2008, the Company incurred approximately $131,008 in legal fees, primarily for the litigation with Deep Well Oil & Gas, Inc. (“Deep Well”) but this figure also includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss

Our net loss for the three month period ended September 30, 2009 decreased by $144,136 or 50.3% to $142,360 from $286,496 for the comparable 2008 period. This decrease is primarily a result of the reduced professional and service fees incurred during the three months ended September 30, 2009 as compared to the same period last year.

Six month period ended September 30, 2009 Summary

	Six month period ended
	September 30,
	2009	2008

Revenue	$-	$-
Operating Expenses	(176,854)	(803,918)
Foreign exchange loss	-	(8,542)
Interest expense and other	(26,114)	(21,219)
Income Taxes	-	(278)
Net (Loss)	$(202,968)	$(833,957)

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

Expenses

Our operating expenses for the six month period ended September 30, 2009 decreased by $627,064 or 78% to $176,854 from $803,918 for the comparable 2008 six-month period. This decrease is primarily a result of decreased professional and consulting fees for the current period.  During the six months ended September 30, 2008, the Company incurred approximately $480,555 in legal fees, primarily for the litigation with Deep Well Oil & Gas, Inc. (“Deep Well”) but this figure also includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

 Net Loss

Our net loss for the six month period ended September 30, 2009 decreased by $630,989 or 76.7% to $202,968 from $833,957 for the comparable 2008 period. This decrease is primarily a result of reduced professional and service fees incurred during the six months ended September 30, 2009 as compared to the same period last year.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by16.3% for the six month period ended September 30, 2009. The details are as follows:

	As of September 30, 2009	As of March 31, 2009	Percentage Increase (decrease)

Current Assets	$11,579	$18,347	(37)%
Current Liabilities	1,714,085	1,482,373	16%
Working Capital (Deficit)	$(1,702,506)	$(1,464,026)	(16)%

Our working capital deficit increased primarily because we incurred increased accounts payable, primarily due to professional fees.

Cash Flows

	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008
Cash Flows provided by (used in) Operating Activities	$(90,173)	$(514,552)
Cash Flows (used in) Investing Activities	(25,655)	(446,189)
Cash Flows provided by Financing Activities	-	793,726
Effect of currency rate change on cash	124,549	(358)
Net Increase (Decrease) in Cash During Period	$8,721	$(167,373)

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2009, we generated no revenue and we had an accumulated deficit of $62,243,776. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated November 16, 2009.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated November 16, 2009.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: November 16, 2009	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial