Form 10-Q
period 2009-12-31
TAMM Oil & Gas Corp.
filed 2010-02-16
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended December 31, 2009

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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,780,000 shares outstanding as of February 16, 2010.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2009 and 2008, and from October 10, 2005 (date of inception) through December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2009 and 2008, and from October 10, 2005 (date of inception) through December 31, 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$542	$1,461
Accounts receivable	2,459	12,483
Prepaid expenses	-	4,403
Total current assets	3,001	18,347

Property, plant and equipment:
Oil sands properties, unevaluated	17,271,252	4,032,178
Furniture and equipment, net	291	303
Total property, plant and equipment	17,271,543	4,032,481

Other assets:
Receivable from affiliated entity	398,500	571,252
Total other assets	398,500	571,252

Total assets	$17,673,044	$4,622,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$783,013	$675,078
Advances from related party	66,090	57,295
Notes payable from related party	750,000	750,000
Total current liabilities	1,599,103	1,482,373

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 (December) and 62,780,000 (March) shares issued and outstanding	80,780	62,780
Additional paid in capital	78,376,380	66,204,380
(Deficit) accumulated during exploration stage	(62,283,562)	(62,040,808)
Accumulated other comprehensive (loss)	(99,657)	(1,086,645)
Total stockholders' equity	16,073,941	3,139,707

Total liabilities and stockholders' equity	$17,673,044	$4,622,080

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
	For the three months ended December 31,		For the nine months ended December 31,		(date of inception) through
	2009	2008	2009	2008	December 31, 2009
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	26,730	258,798	203,538	1,061,962	1,692,564
Depreciation	24	18	70	772	862
Total operating expenses	26,754	258,816	203,608	1,062,734	1,693,426

Loss from operations	(26,754)	(258,816)	(203,608)	(1,062,734)	(1,693,426)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	-	(8,543)	(115)
Interest (expense)	(13,032)	(14,407)	(39,146)	(35,626)	(87,320)
Loss on impairment of fixed assets	-	(2,031)	-	(2,031)	(37,032)
Loss on impairment of investments	-	-	-	-	(60,463,160)

Loss before provision for income taxes	(39,786)	(275,254)	(242,754)	(1,108,934)	(62,281,053)

Provision for income taxes:
Current	-	1,431	-	1,709	2,509
Deferred	-	-	-	-	-
Total income taxes	-	1,431	-	1,709	2,509

NET LOSS	(39,786)	(276,685)	(242,754)	(1,110,643)	(62,283,562)

Foreign currency translation gain (loss)	299,230	(2,033)	986,988	(2,391)	(99,657)

Comprehensive income (loss)	$259,444	$(278,718)	$744,234	$(1,113,034)	$(62,383,219)

Net income (loss) per common share (basic)	$0.00	$(0.00)	$0.01	$(0.01)

Net income per common share (fully diluted)	$0.00		$0.01

Weighted average number of common shares outstanding, basic	80,780,000	62,780,000	69,758,182	90,804,036

Weighted average number of common shares outstanding, fully diluted	80,780,000		69,758,182

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
	For the nine months ended December 31,		October 31, 2005 (Inception of Inception)
	2009	2008	through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,754)	$(1,110,643)	$(62,283,562)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	70	772	862
Impairment of property and equipment	-	2,031	37,032
Impairment of investments in stock and royalty agreements	-	-	60,463,160
Decrease (increase) in accounts receivable	11,872	3,572	(611)
Decrease (increase) in prepaid expenses	5,009	(49,985)	606
(Decrease) increase in accounts payable	(25,734)	605,093	649,345
Net cash (used in) operating activities	(251,537)	(549,160)	(1,133,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(27,076)	(386,821)	(1,148,141)
Decrease in receivables, affiliates	146,389	-	151,389
Deposit paid on investments	-	(60,755)	-
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	119,313	(447,576)	(1,611,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,804,000
Proceeds from notes payable	-	1,330,395	1,307,295
Repayments of notes payable	-	(500,000)	(500,000)
Net cash provided by financing activities	-	830,395	2,611,295

Effect of currency rate change on cash	131,305	(2,391)	133,642

Net increase (decrease ) in cash and cash equivalents	(919)	(168,732)	542
Cash and cash equivalents at beginning of period	1,461	169,844	-
Cash and cash equivalents at end of period	$542	$1,112	$542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$1,709	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$11,390,000	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$800,000	$-	$800,000

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2009, included in the Company’s Form 10-K filed with the SEC on July 13, 2009.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated losses of $62,283,562.

The condensed consolidated financial statements include the accounts of the Company, including Tamm Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC (see below). All significant intercompany balances and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2009

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
DECEMBER 31, 2009

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine months ended December 31, 2009 and December 31, 2008, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

Income Taxes

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
DECEMBER 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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
DECEMBER 31, 2009

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

 Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through February 16, 2010, the date the financial statements were available to be issued.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Effective July 1, 2009, the Company adopted FASB 107-1 (ASU No. 825) which amends FASB 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28) to require those disclosures in summarized financial information at interim reporting periods. Adoption of FASB 107-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine month and inception to date periods ended December 31, 2009, the Company has incurred losses of $242,754 and $62,283,562, respectively.  In addition, as of December 31, 2009, the Company had a working capital deficit of $1,596,102, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
DECEMBER 31, 2009

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the period ended December 31, 2009, there were repayments of $150,000). The amount is recorded as receivable from an affiliated entity, as Alberta and Tamm have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment.

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

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights is recorded at $1,626,760.  In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights are recorded at $9,763,240.

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of December 31, 2009, outstanding notes payable on the demand notes totaled $750,000.

The noteholder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity, as Alberta and TAMM have officers and/or directors in common.

During the nine month period ended December 31, 2009, the Company did not receive advances from related parties. Total advances at December 31, 2009 amount to $66,090.  Changes in the balance from March 31, 2009 are a result of foreign currency translation.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 7 – OPTIONS AND WARRANTS

Stock warrant activities from March 31, 2009 through December 31, 2009 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2009	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2009	1,280,000	$1.75

Warrants outstanding and exercisable at December 31, 2009, are as follows:

Outstanding and Exercisable Warrants
		Weighted	Weighted
Exercise		Average	Average
Price		Contractual	Exercise
Range	Number	Life	Price

$1.75	1,280,000	0.19	$1.75

Options

As of December 31, 2009, the Company has no outstanding options.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

 NOTE 8 - CONTINGENCIES

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

 NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16, 2010, the date that the financial statements were available to be issued.  All appropriate subsequent event disclosures, if any have been made in notes to our Consolidated Financial Statements.

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

Sawn Lake Oil Sands - Letter Agreement

We entered into a November 7, 2007 letter agreement with Vendors, 1004731 Alberta Ltd. and Muzz Investments Inc., whereby the Vendors agreed to sell, assign and transfer to us, their entire right, title and interest in a December 12, 2003 royalty agreement made between Mikwec Energy Canada Ltd. and Nearshore Petroleum Corporation, in exchange for our issuance of 4,000,000 shares of our common stock, valued at $10,200,000.

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

Based on publically available geological information from government records, based on drilling results through the many wells which are also publically available, and the competitive bidding for the lands that occurred in 2008 to 2009, the corporation is confident that after the planned work programs for this winter, that the properties will be shown to have substantially more value than the accounted value as per US GAAP.

Subsequent to our acquisition, an updated Chapman report dated November 1, 2009 shows there is an incremental 810 million barrels of heavy oil in place on our newly acquired lands for a combined total of 3.14 billion barrels of original total heavy oil in place.

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

Based on results, we intend to commission a prospective resource report to assist us in moving forward in the development of the all the TAMM leases.

Material Definitive Agreement with Selling Stockholders of 1132559 Alberta Ltd.

On September 5, 2008 we entered into a Material Definitive Agreement with the Selling Stockholders of 1132559 Alberta Ltd, which provided that the Selling Stockholders would agree to transfer to us all of the issued and outstanding shares held by them subject to the following, among other conditions, being met:

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

We intend to further expand our interests in oil sands properties through Alberta Crown Land Sales and/or purchasing interests from other companies that currently hold interests in oil sands properties. To assess our prospects and acquisitions, we will contractually engage geologists and geophysicists to provide geological evaluations. Presently, our costs are uncertain because they are contingent upon the results of our information and data collection to confirm whether we have a viable prospect, which will be determined by: (a) our contracted geologists and geophysicists that provide geological evaluations; (b) geological data results and related information/data that we obtain through: (i) the public domain; (ii) our acquisition of data from private firms; and (c) field activities, such as seismic surveys, that we may conduct to gather specific information, for the purpose of modeling the underlying geological structure.

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

Results of Operations

Three month period ended December 31, 2009 Summary

	Three month period ended
	December 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	(26,754)	(258,816)
Loss on impairment of fixed assets	-	(2,031)
Interest expense and other	(13,032)	(14,407)
Income Taxes	-	(1,431)
Net (Loss)	$(39,786)	$(276,685)

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

 Expenses

Our operating expenses for the three month period ended December 31, 2009 decreased by $232,062 or 89.7% to $26,754 from $258,816 for the comparable 2008 three-month period. This decrease is primarily a result of decreased professional and consulting fees for the current period.  During the three months ended December 31, 2008, the Company incurred approximately $201,495 in legal fees, primarily for the litigation with Deep Well Oil & Gas, Inc. (“Deep Well”) but this figure also includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

Net Loss

Our net loss for the three month period ended December 31, 2009 decreased by $236,899 or 85.6% to $39,786 from $276,685 for the comparable 2008 period. This decrease is primarily a result of the reduced professional and service fees incurred during the three months ended December 31, 2009 as compared to the same period last year.

Nine month period ended December 31, 2009 Summary

	Nine month period ended
	December 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	(203,608)	(1,062,734)
Foreign exchange loss	-	(8,543)
Interest expense and other	(39,146)	(37,657)
Income Taxes	-	(1,709)
Net (Loss)	$(242,754)	$(1,110,643)

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

Expenses

Our operating expenses for the nine month period ended December 31, 2009 decreased by $859,126 or 80.8% to $203,608 from $1,062,734 for the comparable 2008 nine-month period. This decrease is primarily a result of decreased professional and consulting fees for the current period.  During the nine months ended December 31, 2008, the Company incurred approximately $682,051 in legal fees, primarily for the litigation with Deep Well Oil & Gas, Inc. (“Deep Well”) but this figure also includes SEC Counsel and other corporate matters, geological and engineering consulting fees, and consulting fees paid to the officers and/or directors in lieu of salaries.

 Net Loss

Our net loss for the nine month period ended December 31, 2009 decreased by $867,889 or 781% to $242,754 from $1,110,643 for the comparable 2008 period. This decrease is primarily a result of reduced professional and service fees incurred during the nine months ended  December 31, 2009 as compared to the same period last year.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 9.0% for the nine month period ended December 31, 2009. The details are as follows:

	As of December 31, 2009	As of March 31, 2009	Percentage Increase (decrease)

Current Assets	$3,001	$18,347	(84)%
Current Liabilities	1,599,103	1,482,373	8%
Working Capital (Deficit)	$(1,596,102)	$(1,464,026)	(9)%

Our working capital deficit increased primarily because we incurred increased accounts payable, primarily due to professional fees.

Cash Flows

	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008
Cash Flows (used in) Operating Activities	$(251,537)	$(549,160)
Cash Flows provided by (used in) Investing Activities	119,313	(447,576)
Cash Flows provided by Financing Activities	-	830,395
Effect of currency rate change on cash	131,305	(2,391)
Net (Decrease) in Cash During Period	$(919)	$(168,732)

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

Future Financings

We will have to secure additional financing in the next 12 months in order to complete our Plan of Operations, which we may be unable to secure. We presently do not have any arrangements for additional financing and we have no potential lines of credit or sources of financing currently available for the purpose of proceeding with our plan of operations. We will likely rely on equity sales of our common stock to fund our operations, resulting in dilution to our existing stockholders.

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

Going Concern

During the period October 10, 2005 (inception) to December 31, 2009, we generated no revenue and we had an accumulated deficit of $62,283,562. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

(b)          Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2010.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated February 16, 2010.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated February 16, 2010.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: February 16, 2010	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial