Form 10-K
period 2010-03-31
TAMM Oil & Gas Corp.
filed 2010-06-25
CIK 1374845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

   TAMM OIL AND GAS CORP .
(Exact name of the Company as specified in its charter)

   Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

   Suite 1120, 833 4th  Ave SW, Calgary, AB, Canada T2P 3T5
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of TAMM Oil and Gas Corp. was approximately $28,902,500. This estimate is based on the last sale price per share of $.50 on March 31, 2010 on the OTCBB, and 57,805,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of June 24, 2010 was 80,780,000.

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 15, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TAMM Oil and Gas Corp. to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” beginning on page 6. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any revenue projections, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

For the years ended March 31, 2010 and 2009, we reported net losses of $3,328,467 and $1,232,139, respectively.

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

Research and Development Expenditures.

We have spent no funds on research and development activities nor do we anticipate any such future expenditure in the next 2-5 years – should an enhanced recovery project be identified, a certain amount of the capital will be assigned to research at the early stages of such a project to identify the most economic technical model.

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

Employees.

Wiktor Musial, our President, is under contract. Additionally, we hire geologists, geophysicists, accountants; land management, legal and general management advisory personnel on a contract consulting basis.

Reports to Security Holders and Available Information

Our principal executive offices are located at Suite 1120, 833 4th Avenue SW, Calgary AB T2P 3T5. Our telephone number is (403) 975-9399. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2010, we have an accumulated deficit of $65,369,275. Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

We lack an operating history in our current business plan, which makes it difficult to evaluate whether we will be able to continue our operations or ever be profitable.

In October 2007, we began our current business plan of conducting exploration for heavy oil. Our short operating history has consisted of preliminary acquisition and exploration activities and non-income-producing activities. Accordingly, we have no adequate operating history to evaluate our future success or failure.

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

Exploration and Production

Our operations are subject to various types of regulation at federal, state, provincial, territorial and local levels. These types of regulations may include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most provinces, states, territories and some municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

Our future exploration activities will require licenses, permits, or compliance with other state and federal requirements, including:

•	Acquiring permits before commencing drilling;
•	Restricting substances that can be released into the environment with drilling and production activities;
•	Limiting or prohibiting drilling activities on protected areas such as wetlands or wilderness areas;
•	Requiring that reclamation measures be taken to prevent pollution from former operations;

•	Requiring remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater; and
•	Requiring remedial measures to be taken with respect to property designated as a contaminated site.

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

 Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Trends and Uncertainties

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

Government and Environmental Regulation

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

Market fluctuations in the prices of oil & gas could adversely affect our business.

Prices for oil and natural gas tend to fluctuate significantly in response to factors beyond our control, including:

•	actions of the Organization of Petroleum Exporting Countries and its production constraints;
•	United States and global economic environment;
•	weather conditions;
•	availability of alternate fuel sources;

•	transportation interruption;
•	the impact of drilling levels on crude oil and natural gas supply; and
•	the environmental and access issues that could limit future drilling activities industry wide.

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

Oil and Natural Gas Properties

We believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry and specific to the jurisdiction that the properties reside.

Although title to these properties is subject to encumbrances, in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry; we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In some cases, lands over which leases have been obtained may be subject to prior liens that have not been subordinated to the leases. In addition, we believe we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

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

None

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

Oil Sands and Petroleum and Natural Gas (P&NG) Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 21 sections of Oil Sands leases, amounting to approximately 19,840 gross acres and approximately 19,610 net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire  in 2023; and

•
We have a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) leases, amounting to approximately gross 15,360 acres and approximately 15,182 net acres. P&NG leases provide that we have 5 years to explore on the leased lands. Our P&NG leases expire in 2013.  Based on successful exploration programs these leases can be then extended as long as production is maintained.

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

On September 27, 2009, we acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights was recorded at $1,626,760. In addition, we acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. The value of these rights was recorded at $9,763,240.

During the year ended March 31, 2010, we performed an evaluation of our royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty
Our decision to acquire these undeveloped properties at a combined cost of $11,390,000 was based on the following:

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

Dependent on the licensing process and financing, we expect to commence drilling within 3 months of the required funds being available.  Fundraising is ongoing in North America and Europe - and upon firm commitment, the licensing process will be initiated to shorten the time frame.

Based on results, we intend to commission a prospective resource report to assist us in moving forward in the development of the all the TAMM leases.  An updated report is underway to reflect new information available on adjacent lands.

agreement to $945,068. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

2009	Low Bid	High Bid
Second Quarter	$1.40	$2.80
Third Quarter	$0.80	$1.70
Fourth Quarter	$0.30	$0.80
2010
First Quarter	$0.50	$0.90
Second Quarter	$0.56	$1.09
Third Quarter	$0.62	$1.11
Fourth Quarter	$0.465	$1.0010

Holders

As of March 31, 2010, there were less than 30 holders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2010, we had 80,780,000 common shares issued and outstanding.

As of March 31, 2010, we have no shares of preferred stock issued and outstanding.

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

In March 2006, we completed a private placement offering of 30,000,000 shares of common stock to thirty five (35) investors at a price of $0.0033 per share, for aggregate proceeds of $100,000. The private placement offering was made to foreign investors in offshore transactions in accordance with Regulation S of the Securities Act of 1933.

In August 2007, we closed a private placement consisting of 1,500,000 shares of our common stocks at a price of $.07 per share for the aggregate proceeds of $100,000. The shares were issued to a non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 23, 2007, we closed the first tranche of a private placement consisting of 800,000 units at a price of $1.25 per unit for aggregate proceeds of $1,000,000. Each unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until November 23, 2009, at which date they expired.

On December 20, 2007, we closed the second tranche of a private placement consisting of 400,000 units at a price of $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until December 20, 2009, at which date they expired.

On November 26, 2007, the Company entered into an agreement to purchase interests in certain royalty agreements in exchange for 4,000,000 shares of common stock.  The market price of the common stock on the date of the agreement was $2.55 per share.  Accordingly, the purchase was recorded at $10,200,000 for the value of the shares issued.  However, subsequent information obtained yielded an estimated recoverable value of $4,000,000, which resulted in a charge to impairment expense of $6,200,000.

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

On March 5, 2008, we closed the third tranche of a private placement to nine individuals consisting of 80,000 units at a price of $1.25 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until March 5, 2010, at which date they expired.

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

In June 2009, we issued 1,000,000 shares of its common stock to acquire Union Energy, LLC, valued at $800,000.

In September 2009, we issued an aggregate of 17,000,000 shares of its common stock to acquire working interests in oil sands and petroleum and gas properties, valued at $11,390,000.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock in 2007, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2010.
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

(a)    Liquidity and capital resources – 2010 and 2009

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2010	2009
Current Assets	$12,760	$18,347
Current Liabilities	1,791,634	1,482,373

Working Capital (Deficit)	$(1,778,874)	$(1,464,026)

Our current assets decreased by $5,587 from $18,347 as of March 31, 2009 to $12,760 at March 31, 2010.  The decrease was primarily from a decrease in cash.

Our working capital deficit increased by $314,848 to a $1,778,874 as of March 31, 2010, from $1,464, 026 at March 31, 2009. Accounts payable and accrued expenses increased from $675,078 as of March 31, 2009 to $973,599 as of March 31, 2010 primarily from professional fees incurred during the current year. Other accounts receivable decreased from $12,483 as of March 31, 2009, to $4,187, as of March 31, 2010.

Related party debt increased to $68,034 as of March 31, 2010 from $57,295 as of March 31, 2009 solely due to foreign currency translations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2010 and 2009

During 2010, there were no material changes to our property and equipment.

March 31	2010	2009
Office equipment	$276	$303
Fixed assets net	$276	$303

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2010.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity increased to $13,522,385 as of March 31, 2010, from $3,139,707 as of March 31, 2009. The primary reasons for the increase was the stock-based acquisitions of oil and gas properties of $12,190,000 and foreign currency translation gain of $1,521,145, net with our incurred net loss of $3,328,467.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2010 and 2009.

Years ended March 31	2010	2009
General and administrative	$345,170	$1,171,682)
Operating (loss)	(345,170)	(1,171,682)
Asset impairments	(2,929,868)	(2,032)
Other income (loss)	(53,429)	(56,716)
Net (loss)	(3,328,467)	(1,232139)
Net (loss) per share - basic and diluted	(0.05)	(0.01)
Weighted average shares - basic and diluted	72,475,890	83,894,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue.  During both 2010 and 2009, our revenues were $0.

Production costs. Production costs remained $0 during 2010 and 2009.

Exploration & development.  Exploration and mine development costs was $0 during 2010 and 2009.

General and administrative expenses. Our general and administrative expenses decreased by $826,512, or 70.5%, to $345,170 during 2010 from $1,171,682 during 2009. We attribute the decrease in our general and administrative expenses to professional fees incurred during the year ended March 31, 2009 of $1,033,580, of which, approximately $700,000 was due primarily to the closure of a previous outstanding lawsuit.

Depreciation.  Depreciation was $95 in 2010, $792 in 2009.

Impairment. During the year ended March 31, 2010, we performed an evaluation of our royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Net loss. Our net loss in 2010 was ($3,328,467) compared to ($1,232,139) in 2009, resulting in a basic per-share loss of $(0.05) in 2010 and $(0.01) in 2009 based on weighted average shares outstanding.

Since inception we have not generated any revenues, therefore our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes. Net cash flows used by our financing activities totaled $(25,989) in 2010 and compared to $797,295 provided in 2009. Cash increased to $8,573 as of March 31, 2010 from $1,461 at March 31, 2009.

Net cash flows for the years ended	2010	2009
Net (loss)	$(3,328,467)	$(1,232,139)
Net cash flows (used in) operating activities	(246,357)	(570,853)
Cash flows provided by (used in) investing activities	144,021	(397,162)
Net cash flows provided (used in)by financing activities	(25,989)	797,295
Net increase (decrease) increase in cash	7,112	(168,383)
Cash beginning of year	1,461	169,844
Cash end of year	8,573	1,461

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

During the year ended March 31, 2008, we completed the sale of 1,280,000 shares of our common stock for net proceeds of $1,600,000 and therefore met the requirement to complete a private placement financing of up to 2,600,000 units at a price of $1.25 per unit.

The royalty agreement is applicable to 32 sections of oil sands leases on the Sawn lake property in Northern Alberta operated by Deep Well Oil and Gas, Inc.  There are approximately 10 years remaining on these leases if not developed, however 6 wells have been drilled to date which will convert upon the expiry date or before the core areas of these leases to long term leased for production. This will typically convert 1-6 sections per well depending upon depth, under current regulations, however as the operator has responsibility in this matter; there are no firm guarantees that the properties will be fully converted.

The royalties are 3% of gross revenue prior to any expenses from oil sands production on these properties.

Costs associated with the Company’s acquired royalty agreement are amortized from the date of production over the estimated total expected recovery, not to exceed the term of the agreement.

In accordance with Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”), the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired.  Any write-downs will be included in results from operations.

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

Accordingly, as of March 31, 2009, we entered into a termination and rescission agreement with the 113 Alberta Stockholders (collectively the “Termination and Rescission Agreements”) pursuant to which we and the 113 Alberta Stockholders have agreed to rescind the transactions consummated under the Exchange Agreements with the same effect as if the Exchange Agreements had never been executed and delivered and such transactions had never been consummated. TAMM shares issued pending the transaction have been cancelled effective April 17, 2009 and returned to Treasury.  The rescission was undertaken voluntarily by both parties. As a result of the Termination and Rescission Agreements, our entire ownership interest in the Sawn Lake Region now consists of (1) a gross overriding royalty right on 36.5 sections of Sawn Lake Oil Sands leases providing us with 2% of the revenue of oil sold from those sections.  We currently have no other interest in or right to any asset in the Sawn Lake Region.

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

Item 8. Financial Statements and Supplementary Data

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current assets:
Cash	$8,573	$1,461
Accounts receivable	4,187	12,483
Prepaid expenses	-	4,403
Total current assets	12,760	18,347

Property, plant and equipment:
Oil sands properties, unevaluated	14,902,483	4,032,178
Furniture and equipment, net	276	303
Total property, plant and equipment	14,902,759	4,032,481

Other assets:
Receivable from affiliated entity	398,500	571,252
Total other assets	398,500	571,252

Total assets	$15,314,019	$4,622,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$973,600	$675,078
Advances from related party	68,034	57,295
Notes payable from related party	750,000	750,000
Total current liabilities	1,791,634	1,482,373

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 and 62,780,000 shares issued and outstanding as of March 31, 2010 and 2009, respectively	80,780	62,780
Additional paid in capital	78,376,380	66,204,380
(Deficit) accumulated during exploration stage	(65,369,275)	(62,040,808)
Accumulated other comprehensive (loss)	434,500	(1,086,645)
Total stockholders' equity	13,522,385	3,139,707

Total liabilities and stockholders' equity	$15,314,019	$4,622,080

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			October 10, 2005
			(date of inception)
	For the year ended March 31,		through
	2010	2009	March 31, 2010
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	345,075	1,170,890	1,834,101
Depreciation	95	792	887
Total operating expenses	345,170	1,171,682	1,834,988

Loss from operations	(345,170)	(1,171,682)	(1,834,988)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	(8,542)	(115)
Interest (expense)	(53,429)	(48,174)	(101,603)
Loss on impairment of fixed assets	-	(2,032)	(37,032)
Loss on impairment of investments	(2,929,868)	-	(63,393,028)

Loss before provision for income taxes	(3,328,467)	(1,230,430)	(65,366,766)

Provision for income taxes:
Current	-	1,709	2,509
Deferred	-	-	-
Total income taxes	-	1,709	2,509

NET LOSS	$(3,328,467)	$(1,232,139)	$(65,369,275)

Net income (loss) per common share (basic and fully diluted)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	72,475,890	83,894,000

Comprehensive Loss:
Net (loss)	$(3,328,467)	$(1,232,139)	$(65,369,275)
Foreign currency translation gain (loss)	1,521,145	(1,086,645)	434,500

Comprehensive Loss:	$(1,807,322)	$(2,318,784)	$(64,934,775)

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through March 31, 2010

				Other	(Deficit) Accumulated
	Common stock		Additional	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	100,000
Net (loss)	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	(2,134)	101,866
Net (loss)	-	-	-	-	(69,346)	(69,346)
Balance, March 31, 2007	90,000,000	90,000	14,000	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	10,200,000
Net (loss)	-	-	-	-	(60,737,189)	(60,737,189)
Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	(60,808,669)	5,458,491
Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-
Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-
Foreign currency translation loss	-	-	-	(1,086,645)	-	(1,086,645)
Net loss	-	-	-	-	(1,232,139)	(1,232,139)

Balance, March 31, 2009	62,780,000	62,780	66,204,380	(1,086,645)	(62,040,808)	3,139,707
Common stock issued in exchange for Union Energy, LLC	1,000,000	1,000	799,000	-	-	800,000
Common stock issued in exchange for investments	17,000,000	17,000	11,373,000	-	-	11,390,000
Foreign currency translation gain	-	-	-	1,521,145	-	1,521,145
Net loss	-	-	-	-	(3,328,467)	(3,328,467)
Balance, March 31, 2010	80,780,000	$80,780	$78,376,380	$434,500	$(65,369,275)	$13,522,385

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 31, 2005
	For the year ended March 31,		(Inception of Inception)
	2010	2009	through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,328,467)	$(1,232,139)	$(65,369,275)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	95	792	887
Impairment of property and equipment	-	2,032	37,032
Impairment of investments in stock and royalty agreements	2,929,868	-	63,393,028
Decrease (increase) in accounts receivable	11,313	(12,438)	(1,170)
Decrease (increase) in prepaid expenses	5,467	10,473	1,064
Increase in accounts payable and accrued liabilites	135,367	660,427	810,446
Net cash (used in) operating activities	(246,357)	(570,853)	(1,127,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(29,549)	(402,162)	(1,150,614)
Decrease in receivables, affiliated entity	173,570	5,000	178,570
Deposit paid on investments	-	-	-
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	144,021	(397,162)	(1,586,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	1,804,000
Proceeds from notes payable	-	1,297,295	1,307,295
Repayments of notes payable	(25,989)	(500,000)	(525,989)
Net cash (used in )provided by financing activities	(25,989)	797,295	2,585,306

Effect of currency rate change on cash	135,437	2,337	137,774

Net increase (decrease ) in cash and cash equivalents	7,112	(168,383)	8,573
Cash and cash equivalents at beginning of period	1,461	169,844	-
Cash and cash equivalents at end of period	$8,573	$1,461	$8,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$1,709	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$11,390,000	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$800,000	$-	$800,000

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2010, the Company has accumulated losses of $65,369,275.

The consolidated financial statements include the accounts of the Company, including TAMM Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC (see below). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The total consideration paid was $800,000 and the significant components of the transaction are as follows:

Assets acquired:
Undeveloped oil sands property lease	$800,000
Liabilities assumed:	( -)
Net:	$800,000

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
MARCH 31, 2010

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

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value.  The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value.  Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Functional Currency

The functional currency of the Companies is the U. S. dollar.  When a transaction is executed in a foreign currency, it is re-measured into US dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the years ended March 31, 2010 and 2009, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”)  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

As of March 31, 2010, there were no outstanding employee stock options.

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Reliance on Key Personnel and Consultants

The Company has no full-time employees and 3 part-time employees.  Additionally, there are approximately 3 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 Consolidation. 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“2010-03”) an update of ASC 505 Equity. 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year and inception to date periods ended March 31, 2010, the Company has incurred losses of $3,328,467 and $65,369,275, respectively.  In addition, as of March 31, 2010, the Company had a working capital deficit of $1,778,874, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2010, there were repayments of $173,570). The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Sawn Lake

The Company has a royalty agreement applicable to 32 sections of oil sands leases. The subject royalties are 2% of gross revenue prior to any expenses from oil sand production.  The value of these rights is recorded at $945,068, net of impairment adjustment of $2,929,868, as discussed below.

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of March 31, 2010, outstanding notes payable on the demand notes totaled $750,000.

The note holder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity, as Alberta and TAMM have officers and/or directors in common.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY (continued)

During the year ended March 31, 2010, the Company did not receive advances from related parties. Total advances at March 31, 2010 amount to $68,034.  Changes in the balance from March 31, 2009 are a result of foreign currency translation.

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

As of March 31, 2010 and 2009, there were 80,780,000 and 62,780,000 shares of common stock issued and outstanding respectively.

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

On November 23, 2007, the Company closed the first tranche of a private placement consisting of 800,000 units at a price of $1.25 per unit for aggregate proceeds of $1,000,000. Each unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until November 23, 2009, at which date they expired.

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

On December 20, 2007, the Company closed the second tranche of a private placement consisting of 400,000 units at a price of $1.25 per Unit for aggregate proceeds of $500,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until December 20, 2009, at which date they expired.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6 – CAPITAL STOCK (continued)

Common stock (continued)

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

On March 5, 2008, we closed the third tranche of a private placement to nine individuals consisting of 80,000 units at a price of $1.25 per Unit for aggregate proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant. Each Warrant was exercisable into one common share at a price of $1.75 per Warrant Share until March 5, 2010, at which date they expired.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 – OPTIONS AND WARRANTS

Stock warrant activities from March 31, 2009 through March 31, 2010 are as follows:

Stock Warrants
Weighted
Exercise
	Shares	Price
Outstanding at March 31, 2008	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2009	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	(1,280,000)	(1.75)
Exercised	—	—

Outstanding at March 31, 2010	—	—

As of March 31, 2010, the Company has no outstanding warrants.

Options

As of March 31, 2009, the Company has no outstanding options.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating losses	$675,240	$430,650
Total gross deferred tax assets	675,240	430,650
Less valuation allowance	(675,240)	(430,650)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2010, the Company has available net operating loss carry forwards of approximately $1,974,058 for federal and state income tax purposes. The net operating losses will expire through 2030 and 2020 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit cannot be established.

At March 31, 2010 and 2009, the Company’s tax provision consists of:

	2010	2009

Current
Federal	$—	$—
State	—	1,709
	—	1,709
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$1,709

For the years ended March 31, 2010 and 2009, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2010	2009
Computed expected federal tax benefits	$(21,479,849)	$(21,081,250)
Permanent difference, impairment of certain investments	20,557,430	20,557,430
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	135,524	522,111
Provision for income taxes	$-0-	$1,709

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $3,000 per month on a month to month basis from an entity with common senior management.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events Topic, the Company has adopted the requirements of ASC 855 and has evaluated for disclosure subsequent events that have occurred up through the date of issuance of these financial statements and has determined that there were no subsequent events which required recognition or disclosure.

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firm with respect to accounting practices or procedures or financial disclosure.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of  fiscal 2011 that was not reported.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of the filing of this Form 10-K.

Name	Age	Position	Term of Office Since
Wiktor Musial	50	President, Secretary, Treasurer, Director	1/07/08

William Tighe	60	Chairman of Board, Director	11/27/07

Donald Hryhor	54	Director	8/29/08

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

Wiktor Musial, President, Secretary, Treasurer and Director

On January 7, 2008, our Board of Directors appointed Wiktor Musial, as our President/Secretary/Treasurer and as a member of our Board of Directors. From May 2007 to January 2008, Mr. Musial was a Senior Electrical Instrumentation Technician with DKD Oilfield Solutions, a Calgary oil and gas service firm located in Calgary, Canada, where he completed international instrumentation and control projects on behalf of DKD Oilfield Solutions. From October 2006 to January 2007, Mr. Musial was a Senior Electrical Technician with Segment Engineering, an engineering/procurement/construction/maintenance firm located in Calgary, Canada, where he completed on behalf of Segment Engineering, Quality Assurance/Quality Control of instrumentation and electrical systems, site acceptance and testing of equipment, and the start-up of a heavy oil SAGD (Steam Assisted Gravity Drainage) in Alberta, Canada. From January 2003 to September 2006, Mr. Musial was a Senior Technician for Emerson Process Management, an US engineering firm with an office in Calgary, Canada where he performed inspection and testing of oil and gas related installations for Exxon Mobil US on location in Russia and South Korea. Mr. Musial has an additional six years of experience as a Senior Technician, and has performed electrical installations, testing, maintenance, repairs, and inspection activities in the chemical, petrochemical, manufacturing, food and beverage production industries. In 2002, Mr. Musial received his Certificate of Proficiency as a Journeyman Electrician from the Alberta Apprenticeship and Industry Training Board. In 1978, Mr. Musial received a Certificate of Qualification as an Electro-Mechanic of Industrial Machinery from the Poland Technical College in Gorzow, Poland.

Donald W. Hryhor, Director

Donald W. Hryhor has over 35 years of hands-on experience in various disciplines of the oil exploration industry. From 1972-1988, Mr. Hryhor trained with Hryhor Geophysical Ltd., an exploration consulting firm involved in major oilfield discoveries throughout the world, including the first major pools in the British North Sea, U.K., Rainbow Lake, Zama, South Ricinus, and several other fields throughout Western Canada, U.S. Gulf Coast and Texas.

Mr. Hryhor founded Canadian Wildcat Exploration Limited in 1988, Scarlet Exploration Inc. ("V.SCO") in 1993, and Grand River Resources Inc. in 1995, oil exploration firms located in Calgary, Alberta. He currently is the President and Chief Executive Officer of Thunder River Energy Inc. (and Thunder's subsidiary, CIMA Holdings Inc. in New Mexico), and operates privately as President and CEO of Canadian Wildcat Corporation, an oil exploration firm located in Calgary, Alberta.

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

On April 10, 2009, Mr. Gerald Vikse submitted his resignation as an Director and a Officer of the company to pursue his other professional interests.

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

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2010, we did not conduct a Board of Directors meeting.

(e) Annual Shareholder Meetings

During our Fiscal Year 2010, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2010.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2010 and 2009. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation

Sean Dickenson	2008	0	0	0	0	60,000	*
Director	2009	0	0	0	0	16,567	*
	2010	0	0	0	0	0

Gerald Vikse	2008	0	0	0	0	21,433	*
VP-Operations	2009	0	0	0	0	83,708
Director	2010	0	0	0	0	0

Wiktor Musial	2008	0	0	0	0	8,162	*
President/Secretary	2009	0	0	0	0	13,191
Treasurer	2010	0	0	0	0	0

Donald Hryhor	2008	0	0	0	0	0
Director	2009	0	0	0	0	0
	2010	0	0	0	0	0

William Tighe	2008	0	0	0	0	0
Chairman of the Board	2009	0	0	0	0	0
	2010	0	0	0	0	0

* All Other Compensation paid was for consulting services rendered and includes expenses

(c)      Options/SAR granted during year-ended March 31, 2010

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2010.

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

We did not re-price any options previously granted during the year ended March 31, 2010.

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

The following tables assume, based on our stock records, that there are 80,780,000 shares of our common stock, $0.001 par value, currently issued and outstanding. As noted on page 15 of this Form 10-K, we rescinded our December 27, 2007 share issuance of 21,533,000 shares of our common stock to 3 Deep Well shareholders in connection with the December 27, 2007 exchange of shares between us and those 3 Deep Well shareholders. In addition, in July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
1141577 Alberta Ltd	22,975,000	28.4%
William Tighe 505 8th Ave SW Calgary Alberta
The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Wiktor Musial President, Secretary, Treasurer, Director Suite 1120, 833 4thAvenue, S.W. Calgary, Alberta, Canada	0	0

William Tighe Chairman of the Board Suite 1120, 833 4thAvenue, S.W. Calgary, Alberta, Canada	22,975,000	28.4%

Sean Dickenson Director - retired 203-2630 Arbutus Street Vancouver, B.C. Canada V6J 5L8

Gerald Vikse Vice President of Operations Director-retired
734-7th Avenue, S.W. Calgary, Alberta, Canada

Donald Hryhor, Director Suite 1120, 833 4thAvenue, S.W. Calgary, Alberta, Canada		0	0
Officers/ Directors as a Group	22,975,000	28.4%

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

Item 14. Principal accountants’ fees and services

Stark Winter Schenkein & Co. LLP

	Fiscal year ended March 31,
Description	2009		2010

Year end audit and review of quarterly interim financial statements	$38,300		$50,545

Other audit related fees not included above	11,275	(1)	5,312	(1)

Tax compliance, tax advice and tax planning	-		2,411

Total	$49,575		$58,268

Notes:
 (1) $11,275 of which represents fees relating to acquisitions.

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

  PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements change dates and include inception to date

The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3
Consolidated Statement of Operations For The Years Ended March 31, 2010 and 2009 and For the Period from October 10, 2005 (date of inception) Through March 31, 2010	F-4
Consolidated Statement of Stockholders’ Equity For The Period From October 10, 2005 (date of inception) Through March 31, 2010	F-5
Consolidated Statement of Cash Flows For The Years Ended March 31, 2010 and 2009 and For the Period From October 10, 2005 (date of inception) Through March 31, 2010	F-6
Notes To Consolidated Financial Statements	F-7 ~ F-16

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

3(ii)	Bylaws incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2 .

10.1	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank Ltd., incorporated by reference as filed with SEC on Form 8-K on July 2, 2008

10.2	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with SEC on Form 8-K on July 2, 2008.

10.3	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on Form 8-K on July 1, 2008.

10.4	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd and Muzz Investments, incorporated by reference as filed with the SEC on November 27, 2008 on Form 8-K.

10.5	Share Exchange Agreement between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on January 9, 2008 on Form 8-K

10.6	Share Exchange Agreement between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.7	Share Exchange Agreement between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank, Ltd, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.8	November 26, 2007 Agreement between TAMM Oil and Gas Corp., 1004731 Alberta Ltd. and Muzz Investments Inc., incorporated by reference as filed with the SEC on January 9, 2008.

10.9	December 12, 2003 Royalty Agreement between Mikwec Energy and Nearshore Petroleum Corporation, incorporated by reference as filed with the SEC on January 9, 2008.

16.1	Letter from Square Milner, Independent Registered Public Accounting Firm, as filed with the SEC on February 4, 2008 on Form 8-K, incorporated as reference

31.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a) 15d-14(a)

32.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Section 1350

99.1	April 1, 2008 Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on May 12, 2008 on Form 8-K

99.2	Updated Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on June 24, 2008 on Form 8-K

April 7 – Section 8 – Other events – Deep Well legal action – incorporated by reference as 8K filed with the SEC on April 7, 2008

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

September 19, 2008  Section 8 -Other Events recession agreements with LB Private Band, Arthur Sulzer and Rahn and Bodmer incorporated by reference as 8K filed with the SEC on September 19, 2008

TAMM OIL AND GAS

By:  /s/ Wiktor Musial
Wiktor Musial
President/Director
Date: June 18, 2010

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TAMM Oil and Gas Corp. and in the capacities and on the dates indicated.

By:  /s/ Wiktor Musial
Wiktor Musial, President/Director

By:  /s/ Donald Hryhor
Donald Hryhor, Director

By:  /s/ William Tighe
William Tighe, Chairman of the Board/Director