Form 10-K/A
period 2010-03-31
TAMM Oil & Gas Corp.
filed 2010-06-28
CIK 1374845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No 1 to Form 10-K (“Amendment No. 1”) amends the Annual Report of Tamm Oil and Gas Corp. (the “Company”) on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 25, 2010 (the “Original Filing”).  This Amendment No. 1 is being filed for the purpose of including the Report of Independent Registered Public Accounting Firm and an additional exhibit erroneously omitted from the Original Filing.

We have not updated the information contained herein for events occurring subsequent to June 25, 2010, the date of the Original Filing.

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

We have audited the accompanying balance sheets of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the period from inception (October 10, 2005) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (October 10, 2005) to March 31, 2007, were audited by other auditors whose report dated July 3, 2007, expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (October 10, 2005) to March 31, 2007, reflect a net loss of $71,480 that is included in the related total for the period from inception (October 10, 2005) to March 31, 2010. The other auditor’s report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tamm Oil and Gas Corp. (an exploration stage company) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for period from inception (October 10, 2005) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 11, 2010

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

September 19, 2008  Section 8 -Other Events recession agreements with LB Private Band, Arthur Sulzer and Rahn and Bodmer incorporated by reference as 8K filed with the SEC on September 19, 2008

June 18, 2009 Item 1.01 Entry into a Material Definitive Agreement for the acquisition of Union Energy (Alberta), LLC incorporated by reference as 8K filed with the SEC on June 18, 2009.

TAMM OIL AND GAS

By:  /s/ Wiktor Musial
Wiktor Musial
President/Director
Date: June 28, 2010

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TAMM Oil and Gas Corp. and in the capacities and on the dates indicated.

By:  /s/ Wiktor Musial
Wiktor Musial, President/Director

By:  /s/ Donald Hryhor
Donald Hryhor, Director

By:  /s/ William Tighe
William Tighe, Chairman of the Board/Director