Form 10-Q
period 2010-06-30
TAMM Oil & Gas Corp.
filed 2010-07-27
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended June 30, 2010

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,780,000 shares outstanding as of July 26, 2010.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010	2

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2009, and from October 10, 2005 (date of inception) through June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009, and from October 10, 2005 (date of inception) through June 30, 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		19

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K/A for the year ended March 31, 2010 as filed with the Commission on June 28, 2010.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$587	$8,573
Accounts receivable	4,662	4,187
Total current assets	5,249	12,760

Property, plant and equipment:
Oil sands properties, unevaluated	14,284,657	14,902,483
Furniture and equipment, net	239	276
Total property, plant and equipment	14,284,896	14,902,759

Other assets:
Receivable from affiliated entity	348,500	398,500
Total other assets	348,500	398,500

Total assets	$14,638,645	$15,314,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,002,871	$973,600
Advances from related party	65,373	68,034
Notes payable from related party	750,000	750,000
Total current liabilities	1,818,244	1,791,634

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 shares issued and outstanding as of June 30, 2010 and March 31, 2010	80,780	80,780
Additional paid in capital	78,376,380	78,376,380
(Deficit) accumulated during exploration stage	(65,435,591)	(65,369,275)
Accumulated other comprehensive income (loss)	(201,168)	434,500
Total stockholders' equity	12,820,401	13,522,385

Total liabilities and stockholders' equity	$14,638,645	$15,314,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period
			October 10, 2005
			(date of inception)
	For the three months ended June 30,		through
	2010	2009	June 30, 2010
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	51,160	47,807	1,885,261
Depreciation	24	23	911
Total operating expenses	51,184	47,830	1,886,172

(Loss) from operations	(51,184)	(47,830)	(1,886,172)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	(15,131)	(12,778)	(116,734)
(Loss) on impairment of fixed assets	-	-	(37,032)
(Loss) on impairment of investments	-	-	(63,393,028)

(Loss) before provision for income taxes	(66,316)	(60,608)	(65,433,082)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET (LOSS)	$(66,316)	$(60,608)	$(65,435,591)

Net (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	80,780,000	62,988,791

Comprehensive income (loss):
Net (loss)	$(66,316)	$(60,608)	$(65,435,591)
Foreign currency translation gain (loss)	(635,668)	326,136	(201,168)

Comprehensive income (loss)	$(701,984)	$265,528	$(65,636,759)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 31, 2005
	For the three months ended June 30,		(Inception of Inception)
	2010	2009	through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(66,316)	$(60,608)	$(65,435,591)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	24	23	911
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	63,393,028
(Increase) decrease in accounts receivable	(690)	11,895	(1,860)
Increase in prepaid expenses	-	2,925	1,064
Increase in accounts payable and accrued liabilities	37,249	85,566	847,695
Net cash provided by (used in) operating activities	(29,733)	39,801	(1,157,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(27,183)	-	(1,177,797)
Decrease in receivable from affiliated entity	50,000	3,997	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	22,817	3,997	(1,563,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,804,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(525,989)
Net cash provided by financing activities	-	-	2,585,306

Effect of currency rate change on cash	(1,070)	(40,461)	136,704

Net increase (decrease) in cash and cash equivalents	(7,986)	3,337	587
Cash and cash equivalents at beginning of period	8,573	1,461	-
Cash and cash equivalents at end of period	$587	$4,798	$587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$800,000	$800,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2010, included in the Company’s Form 10-K/A filed with the SEC on June 28, 2010.

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

The Company is in the development stage with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2010, the Company has accumulated losses of $65,435,591.

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
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $800,000 and the significant components of the transaction are as follows:

Assets acquired:
Undeveloped oil sands property lease	$800,000
Liabilities assumed:	( -)
Net:	$800,000

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves and production commences.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of assets is provided by use of a declining balance method over the estimated useful lives of the related assets. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

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
JUNE 30, 2010

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

The Company periodically evaluates the carrying value of long-lived assets, including unproved properties, to be held and used. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. As of June 30, 2010, management of the Company has determined that no further impairment is deemed necessary. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US dollars using the year or reporting period end or average exchange rates. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Functional Currency

The functional currency of the Companies is the US Dollar.  When a transaction is executed in a foreign currency, it is re-measured into US dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Income Taxes

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

 Net Income (Loss) per Share

Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three months ended June 30, 2009, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they have been anti-dilutive, thereby decreasing the net loss per common share.  There were no outstanding common stock equivalents outstanding as of June 30, 2010.

Fair Value of Financial Instruments

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

Stock Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

As of June 30, 2010, there were no outstanding employee stock options.

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-14, "Accounting for Extractive Activities — Oil & Gas."  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, "Modernization of Oil and Gas Reporting."  The amendments to the guidance on oil and gas accounting are effective August 31, 2010, and are not expected to have a significant impact on the Company's financial position

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month ended and inception to date periods ended June 30, 2010, the Company has incurred losses of $66,316 and $65,435,591, respectively.  In addition, as of June 30, 2010, the Company had a working capital deficit of $1,812,995, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (net of cumulative repayments of $223,570). The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. During the three months ended June 30, 2010, the Company received a payment of $50,000 against this advance.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum. The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of June 30, 2010, outstanding notes payable on the demand notes totaled $750,000.

The note holder is a shareholder of 1132559 Alberta, Ltd., an affiliated entity, as Alberta and TAMM have officers and/or directors in common.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

As of June 30, 2010 and March 31, 2010, there were 80,780,000 shares of common stock issued and outstanding.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $3,000 per month on a month to month basis from an entity with common senior management.

NOTE 10 – SUBSEQUENT EVENTS

The  Company has evaluated all subsequent transactions that have occurred through the date of issuance of these financial statements and has determined that there were no subsequent events which required recognition or disclosure.

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

During the year ended March 31, 2010, we performed an evaluation of our royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. As of June 30, 2010, management of the Company has determined that no further impairment is deemed necessary. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Our decision to acquire these undeveloped properties at a combined cost of $11,390,000 was based on the following:

June 23, 2008 – Chapman Petroleum Engineering determined that the Mississippian-aged Lower Debolt and Elkton member zones for our 35 sections of land contain 2.33 billion barrels of original total heavy oil in place.

Based on publicly available geological information from government records, based on drilling results through the many wells which are also publicly available, and the competitive bidding for the lands that occurred in 2008 to 2009, the corporation is confident that after the planned work programs for this winter, that the properties will be shown to have substantially more value than the accounted value as per US GAAP.

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

Dependent on the licensing process and financing, we expect to commence drilling within 3 months of the required funds being available.  Fundraising is ongoing in North America and Europe, and upon firm commitment, the licensing process will be initiated to shorten the time frame.

Based on results, we intend to commission a prospective resource report to assist us in moving forward in the development of the all the TAMM leases.  An updated report is underway to reflect new information available on adjacent lands.

Results of Operations

Three month period ended June 30, 2010 Summary

	Three month period ended
	June 30,
	2010	2009

Revenue	$-	$-
Operating Expenses	(51,184)	(47,830)
Interest expense and other	(15,131)	(12,778)
Net (Loss)	$(66,316)	$(60,608)

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

Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2010 increased by $3,353 or 7.0% to $51,160 from $47,807 for the comparable 2009 three-month period. This increase is primarily a result of increased professional and consulting fees for the current period.

Interest expense and other

Our interest and other expenses for the three month period ended June 30, 2010 increased by $2,353 or 18.4% to $15,131 from $12,778 for the comparable 2009 three-month period. This increase is primarily a result of increased cost of borrowing for the current period.

Net Loss

Our net loss for the three month period ended June 30, 2010 increased by $5,708 or 9.4% to $66,316 from $60,608 for the comparable 2009 period. This increase is primarily a result of the increased professional and service fees incurred during the three months ended June 30, 2010 as compared to the same period last year.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 1.9% for the three month period ended June 30, 2010. The details are as follows:

	As of June 30, 2010	As of March 31, 2010	Percentage Increase (decrease)

Current Assets	$5,249	$12,760	(58.7)%
Current Liabilities	1,818,244	1,791,634	14.8%
Working Capital (Deficit)	$(1,812,995)	$(1,778,874)	(1.9)%

Our working capital deficit increased primarily because we incurred increased accounts payable, primarily due to professional fees.

Cash Flows

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010
Cash Flows (used in) provided by Operating Activities	$(29,733)	$39,801
Cash Flows provided by Investing Activities	22,817	3,997
Cash Flows provided by Financing Activities	-	-
Effect of currency rate change on cash	(1,070)	(40,461)
Net (Decrease) increase in Cash During Period	$(7,986)	$3,337

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately March 2010.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report dated June 11, 2010, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Future Financings

We will have to secure additional financing of $3,000,000 in the next 12 months in order to complete our Plan of Operations, which we may be unable to secure. We presently do not have any arrangements for additional financing and we have no potential lines of credit or sources of financing currently available for the purpose of proceeding with our plan of operations. We will likely rely on equity sales of our common stock to fund our operations, resulting in dilution to our existing stockholders.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2010, we generated no revenue and we had an accumulated deficit of $65,435,591. We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

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

 Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated July 26, 2010.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Wiktor Musial (Principal Executive Officer and Principal Financial Officer) dated July 26, 2010.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: July 27, 2010	By:	/s/ Wiktor Musial
Name: Wiktor Musial Title: President/Principal Executive Officer/Principal Financial