Form 10-Q
period 2010-09-30
TAMM Oil & Gas Corp.
filed 2010-11-01
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended September 30, 2010

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

403-686-1000
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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,780,000 shares outstanding as of November 1, 2010.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	2

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2010 and 2009, and from October 10, 2005 (date of inception) through September 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2009, and from October 10, 2005 (date of inception) through September 30, 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$7,572	$8,573
Accounts receivable	5,869	4,187
Total current assets	13,441	12,760

Property, plant and equipment:
Oil sands properties, unevaluated	14,751,181	14,902,483
Furniture and equipment, net	223	276
Total property, plant and equipment	14,751,404	14,902,759

Other assets:
Receivable from affiliated entity	348,500	398,500

Total assets	$15,113,345	$15,314,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,085,651	$973,600
Advances from related party	67,289	68,034
Notes payable from related party	750,000	750,000
Total current liabilities	1,902,940	1,791,634

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 shares issued and outstanding as of September 30, 2010 and March 31, 2010	80,780	80,780
Additional paid in capital	78,376,380	78,376,380
(Deficit) accumulated during exploration stage	(65,503,158)	(65,369,275)
Accumulated other comprehensive income	256,403	434,500
Total stockholders' equity	13,210,405	13,522,385

Total liabilities and stockholders' equity	$15,113,345	$15,314,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	For the three months ended September 30,		For the six months ended September 30,		through
	2010	2009	2010	2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	52,689	129,001	103,849	176,808	1,937,950
Depreciation	25	23	49	46	936
Total operating expenses	52,714	129,024	103,898	176,854	1,938,886

(Loss) from operations	(52,714)	(129,024)	(103,898)	(176,854)	(1,938,886)

OTHER (EXPENSE)
Foreign exchange (expense)	-	-	-	-	(115)
Interest (expense)	(14,854)	(13,336)	(29,985)	(26,114)	(131,588)
(Loss) on impairment of fixed assets	-	-	-	-	(37,032)
(Loss) on impairment of investments	-	-	-	-	(63,393,028)

(Loss) before provision for income taxes	(67,568)	(142,360)	(133,883)	(202,968)	(65,500,649)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET (LOSS)	$(67,568)	$(142,360)	$(133,883)	$(202,968)	$(65,503,158)

Net (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	80,780,000	65,627,826	80,780,000	64,315,519

Comprehensive income (loss):
Net (loss)	$(67,568)	$(142,360)	$(133,883)	$(202,968)	$(65,503,158)
Foreign currency translation gain (loss)	457,571	361,622	(178,097)	687,758	256,403

Comprehensive income (loss) :	$390,003	$219,262	$(311,980)	$484,790	$(65,246,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 31, 2005
	For the six months ended September 30,		(date of inception)
	2010	2009	through September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(133,883)	$(202,968)	$(65,503,158)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	49	46	936
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	63,393,028
(Increase) decrease in accounts receivable	(1,727)	12,180	(2,897)
Decrease in prepaid expenses	-	4,746	1,064
Increase in accounts payable	112,275	95,823	922,721
Net cash (used in) operating activities	(23,286)	(90,173)	(1,151,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(29,456)	(25,655)	(1,180,070)
Decrease in receivables, affiliates	51,669	-	230,239
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	22,213	(25,655)	(1,564,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,804,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(525,989)
Net cash provided by financing activities	-	-	2,585,306

Effect of currency rate change on cash	72	124,549	137,846

Net increase (decrease) in cash and cash equivalents	(1,001)	8,721	7,572
Cash at beginning of period	8,573	1,461	-
Cash at end of period	$7,572	$10,182	$7,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$11,390,000	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$800,000	$800,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2010, included in the Company’s Form 10-K/A filed with the SEC on June 28, 2010.

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

The Company is in the development stage with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2010, the Company has accumulated losses of $65,503,158.

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
SEPTEMBER 30, 2010

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010.  The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. As of September 30, 2010, management of the Company has determined that no further impairment is deemed necessary.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

 Net Income (Loss) per Share

Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.  Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method).  During the three  and six months ended September 30, 2009, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they have been anti-dilutive, thereby decreasing the net loss per common share.  There were no outstanding common stock equivalents outstanding as of September 30, 2010.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts reported in the Company’s consolidated financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The provisions of ASU 2010-19 have not had a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The provisions of ASU 2010-17 have not had a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities — Oil & Gas.  ASU 2010-14 amends paragraph 932-10-S99-1 due to SEC Release No. 33-8995, Modernization of Oil and Gas Reporting.  The amendments to the guidance on oil and gas accounting were effective August 31, 2010, and did not have a significant impact on the Company's consolidated financial position

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements for the six months ended and inception to date period ended September 30, 2010, the Company has incurred losses of $133,883 and $65,503,158, respectively.   In addition, as of September 30, 2010, the Company had a working capital deficit of $1,889,499, and no revenue generating operations.  These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
SEPTEMBER 30, 2010

 NOTE 2 – GOING CONCERN MATTERS (continued)

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

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (net of cumulative repayments of $200,000).  The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common.  These advances were purchased for their face amounts, and they have no terms of repayment.  During the six months ended September 30, 2010, the Company received a payment of $50,000 against this advance.

  NOTE 4 – OIL SANDS PROPERTIES

Oil Sands leases

On June 12, 2009, the Company acquired a 100% working interest in 5,120 acres of Oil Sands leases in the Province of Alberta in exchange for 1,000,000 shares of the Company’s common stock valued at $.80 per share, the fair market value on the date of acquisition, for a total investment of $800,000.

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

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010.  The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. On August 6, 2010, Ryder Scott completed a report estimating the fair market value of the royalty at $1,400,000 for the purpose of determining the amount payable by Deep Well Oil and Gas under Deep Well's option to purchase the subject royalty.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4 – OIL SANDS PROPERTIES (continued)

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

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum.  The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of September 30, 2010, outstanding notes payable on the demand notes totaled $750,000.

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

As of September 30, 2010 and March 31, 2010, there were 80,780,000 shares of common stock issued and outstanding.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7 - CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders.  The Agreements are generally month to month.

Effective January 4, 2010, the Company entered into an investor relations and communications agreement for a period of one year, payable at $4,000 per month.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $3,000 per month on a month to month basis from an entity with common senior management.

NOTE 9 – SUBSEQUENT EVENTS

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

During the year ended March 31, 2010, we performed an evaluation of our royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010.  The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. As of June 30, 2010, management of the Company has determined that no further impairment is deemed necessary. On August 6, 2010, Ryder Scott completed a report estimating the fair market value of the royalty at $1,400,000 for the purpose of determining the amount payable by Deep Well Oil and Gas under Deep Well's option to purchase the subject royalty.  Considerable management judgment is necessary to estimate the fair value.   Accordingly, actual results could vary significantly from management’s estimates.

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

Results of Operations

Three month period ended September 30, 2010 Summary

	Three month period ended
	September 30,
	2010	2009

Revenue	$-	$-
Operating Expenses	(52,714)	(129,024)
Interest expense and other	(14,854)	(13,336)
Net (Loss)	$(67,568)	$(142,360)

Revenue

We are currently a development stage company conducting exploration activities and we have not earned any revenues since our inception.  We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects, if ever.  Even if we discover such commercially exploitable resources, we will have to determine whether the project is economically feasible.  We have recently commissioned a prospective resource report to assist us in moving forward in the development of all the TAMM leases.  A feasibility study has been commissioned with Chapman Engineering, and funds advanced to pay for (and thus expedite) the report which is underway currently.  We expect this report to reflect new information available on adjacent lands.  This report will review several development scenario's using known technology and economics to develop a risked evaluation of the TAMM land holdings.  The timing for the completion of the report is not under our control, but will be posted on the web site and filed as a Form 8-K as soon as possible after receipt and review by management.

Capital Expenditures and Requirements

At the present time, we have no capital commitments or expenditures, although we anticipate that we will have both expenditures at certain stages of our operational plan.

Expenses

Operating expenses for the three month period ended September 30, 2010 decreased by $76,310 or 59.1% to $52,714 from $129,024 for the comparable 2009 three-month period.  This decrease is primarily a result of legal fees incurred in the prior period, for litigation that was settled.

Interest expense and other

Our interest and other expenses for the three month period ended September 30, 2010 increased by $1,518 or 11.4% to $14,854 from $13,336 for the comparable 2009 three-month period.  This increase is primarily a result of changes in the currency translations.

Net Loss

Our net loss for the three month period ended September 30, 2010 decreased by $74,792 or 52.5% to $67,568 from $142,360 for the comparable 2009 period.  This decrease is primarily a result of the legal fees incurred in the prior period, for litigation that was settled.

Six month period ended September 30, 2010 Summary

	Six month period ended
	September 30,
	2010	2009

Revenue	$-	$-
Operating Expenses	(103,898)	(176,854)
Interest expense and other	(29,985)	(26,114)
Net (Loss)	$(133,883)	$(202,968)

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

Expenses

Operating expenses for the six month period ended September 30, 2010 decreased by $72,956 or 41.3% to $103,898 from $176,854 for the comparable 2009 six-month period.  This decrease is primarily a result of legal fees incurred in the prior period, for litigation that was settled.

Interest expense and other

Our interest and other expenses for the six month period ended September 30, 2010 increased by $3,871 or 14.8% to $29,985 from $26,114 for the comparable 2009 six-month period.  This increase is primarily a result of changes in the currency translations.

Net Loss

Our net loss for the six month period ended September 30, 2010 decreased by $69,085 or 34.0% to $133,883 from $202,968 for the comparable 2009 period.  This decrease is primarily a result of legal fees incurred in the prior period, for litigation that was settled.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital deficit increased by 6.2% for the six month period ended September 30, 2010. The details are as follows:

	As of September 30, 2010	As of March 31, 2010	Percentage Increase (decrease)

Current Assets	$13,441	$12,760	5.3%
Current Liabilities	1,902,940	1,791,634	6.2%
Working Capital (Deficit)	$(1,889,499)	$(1,778,874)	(6.2)%

Our working capital deficit increased primarily because we incurred increased accounts payable, primarily due to professional fees and interest expense accruals.

Cash Flows

	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009
Cash Flows (used in) Operating Activities	$(23,286)	$(90,173)
Cash Flows provided by (used in) Investing Activities	22,213	(25,655)
Cash Flows provided by Financing Activities	-	-
Effect of currency rate change on cash	72	124,549
Net (decrease) increase in Cash During Period	$(1,001)	$8,721

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development.  We have sufficient funds to conduct our operations until approximately March 2011.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2010, we generated no revenue and we had an accumulated deficit of $65,503,158.  We will need significant financing to implement our business plan. Our financial statements have been prepared assuming that we will continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated October 29, 2010.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated October 29, 2010.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: November 1, 2010	By:	/s/ Donald W. Hryhor
Name: Donald W. Hryhor Title: President/Principal Executive Officer/Principal Financial Officer