Form 10-Q
period 2010-12-31
TAMM Oil & Gas Corp.
filed 2011-02-17
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended December 31, 2010

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,780,000 shares outstanding as of February 16, 2011.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2010 and 2009, and from October 10, 2005 (date of inception) through December 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009, and from October 10, 2005 (date of inception) through December 31, 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$2,042	$8,573
Accounts receivable	6,650	4,187
Total current assets	8,692	12,760

Property, plant and equipment:
Oil sands properties, unevaluated	15,233,708	14,902,483
Furniture and equipment, net	205	276
Total property, plant and equipment	15,233,913	14,902,759

Other assets:
Receivable from affiliated entity	348,500	398,500

Total assets	$15,591,105	$15,314,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,137,572	$973,600
Advances from related party	69,271	68,034
Notes payable to related party	750,000	750,000
Total current liabilities	1,956,843	1,791,634

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 shares issued and outstanding as of December 31, 2010 and March 31, 2010	80,780	80,780
Additional paid in capital	78,376,380	78,376,380
(Deficit) accumulated during exploration stage	(65,553,665)	(65,369,275)
Accumulated other comprehensive income	730,767	434,500
Total stockholders' equity	13,634,262	13,522,385

Total liabilities and stockholders' equity	$15,591,105	$15,314,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	For the three months ended December 31,		For the nine months ended December 31,		through
	2010	2009	2010	2009	December 31, 2010
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	34,955	26,730	138,804	203,538	1,972,905
Depreciation	25	24	74	70	961
Total operating expenses	34,980	26,754	138,878	203,608	1,973,866

(Loss) from operations	(34,980)	(26,754)	(138,878)	(203,608)	(1,973,866)

OTHER (EXPENSE)
Foreign exchange (expense)	-	-	-	-	(115)
Interest (expense)	(15,527)	(13,032)	(45,512)	(39,146)	(147,115)
(Loss) on impairment of fixed assets	-	-	-	-	(37,032)
(Loss) on impairment of investments	-	-	-	-	(63,393,028)

(Loss) before provision for income taxes	(50,507)	(39,786)	(184,390)	(242,754)	(65,551,156)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET (LOSS)	$(50,507)	$(39,786)	$(184,390)	$(242,754)	$(65,553,665)

Net (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	80,780,000	80,780,000	80,780,000	69,758,182

Comprehensive (loss) income:
Net (loss)	$(50,507)	$(39,786)	$(184,390)	$(242,754)	$(65,553,665)
Foreign currency translation gain	474,337	299,230	296,267	986,988	730,767

Comprehensive income (loss)	$423,831	$259,444	$111,878	$744,234	$(64,822,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 31, 2005
	For the nine months ended December 31,		(Inception to date)
	2010	2009	through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,390)	$(242,754)	$(65,553,665)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	74	70	961
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	63,393,028
(Increase) decrease in accounts receivable	(2,299)	11,872	(3,469)
Decrease in prepaid expenses	-	5,009	1,064
Increase (decrease) in accounts payable	157,931	(25,734)	968,377
Net cash (used in) operating activities	(28,684)	(251,537)	(1,156,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(29,659)	(27,076)	(1,180,273)
Proceeds from payment of receivables, affiliates	52,024	146,389	230,594
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	22,365	119,313	(1,564,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	1,804,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(525,989)
Net cash provided by financing activities	-	-	2,585,306

Effect of currency rate change on cash	(212)	131,305	137,562

Net increase (decrease) in cash	(6,531)	(919)	2,042
Cash at beginning of period	8,573	1,461	-
Cash at end of period	$2,042	$542	$2,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$11,390,000	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$800,000	$800,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2010, included in the Company’s Form 10-K/A filed with the SEC on June 28, 2010.

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

The Company is in the development stage with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2010, the Company has accumulated losses of $65,553,665.

The condensed consolidated financial statements include the accounts of the Company, including Tamm Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

Oil sands properties are assessed, at a minimum annually, or as economic events dictate, for potential impairment. Impairment is assessed by comparing the estimated net undiscounted future cash flows to the carrying value of the asset.  If required, the impairment recorded is the amount by which the carrying value of the asset exceeds its fair value.

Capitalized costs are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves once determined by the independent petroleum engineers.  Depletion and depreciation are calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

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

Depletion and Amortization of Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all direct costs and certain indirect costs associated with the acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

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
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010.  The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. As of December 31, 2010, management of the Company has determined that no further impairment is deemed necessary.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Functional Currency

The functional currency of the Company is the US Dollar.  When a transaction is executed in a foreign currency, it is re-measured into US dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in other comprehensive income (loss) in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments.

 Net Income (Loss) per Share

Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.  Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method).  During the three  and nine months ended December 31, 2009, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they have been anti-dilutive, thereby decreasing the net loss per common share.  There were no outstanding common stock equivalents outstanding as of December 31, 2010.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts reported in the Company’s consolidated financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company did not have a significant impact on its financial statements with the adoption of ASU 2010-20.

In December 2010, ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”, addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 did not have a material effect on our consolidated financial statements.
The FAS issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, effective for periods beginning on or after December 15, 2010. This amendment affects any public entity as defined by Topic 805, “Business Combinations” that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred in the current period had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 did not have a material impact on our financial statements.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The adoption of the updated guidance by the Company, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011, did not have a material impact on the Company’s consolidated financial statements. The Company is evaluating the potential impact of adopting the level 3 disaggregation of this guidance on the Company’s consolidated financial position, results of operations and cash flows.

In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance (ASC 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company has not evaluated the impact of this guidance on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements for the nine months ended and inception to date periods ended December 31, 2010, the Company has incurred losses of $184,390 and $65,553,665, respectively.   In addition, as of December 31, 2010, the Company had a working capital deficit of $1,948,151, and no revenue generating operations.  These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
DECEMBER 31, 2010

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (net of cumulative repayments of $200,000).  The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common.  These advances were purchased for their face amounts, and they have no terms of repayment.  During the nine months ended December 31, 2010, the Company received a payment of $50,000 against this advance.

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

During the year ended March 31, 2010, the Company management performed an evaluation of its royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010.  The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty agreement to $945,068. On August 6, 2010, Ryder Scott completed a report estimating the fair market value of the royalty at $1,400,000 for the purpose of determining the amount payable by Deep Well Oil and Gas (“Deep Well”) under Deep Well's option to purchase the subject royalty.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock.  The value of these rights is recorded at $1,626,760.  In addition, the Company acquired a 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights are recorded at $9,763,240.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5 – NOTES PAYABLE TO RELATED PARTY

During the year ended March 31, 2009, the Company issued $1,250,000 of demand notes payable with an interest rate of prime plus 2% per annum.  The Company repaid $500,000 of these demand notes during the year ended March 31, 2009. As of December 31, 2010, outstanding amount due on the demand notes totaled $750,000.

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

As of March 31, 2010 and December 31, 2010, there were 80,780,000 shares of common stock issued and outstanding.

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
DECEMBER 31, 2010

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $3,000 per month on a month to month basis from an entity with common senior management.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent transactions that have occurred through the date of issuance of these consolidated financial statements and has determined that there were no subsequent events which required recognition or disclosure.

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

Results of Operations

Three month period ended December 31, 2010 Summary

	Three month period ended
	December 31,
	2010	2009

Revenue	$-	$-
Operating Expenses	(34,980)	(26,754)
Interest expense and other	(15,527)	(13,032)
Net (Loss)	$(50,507)	$(39,786)

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

Expenses

Operating expenses for the three month period ended December 31, 2010 increased by $8,226 or 30.7% to $34,980 from $26,754 for the comparable 2009 three-month period.  This increase is primarily a result of professional fees incurred in the current period.

Interest expense and other

Our interest and other expenses for the three month period ended December 31, 2010 increased by $2,495 or 19.1% to $15,527 from $13,032 for the comparable 2009 three-month period.  This increase is primarily a result of changes in the currency translations.

Net (Loss)

Our net (loss) for the three month period ended December 31, 2010 increased by $10,721 or 26.9% to ($50,507) from ($39,786) for the comparable 2009 period.  This increase is primarily a result of the professional fees incurred in the current period.

Nine month period ended December 31, 2010 Summary

	Nine month period ended
	December 31,
	2010	2009

Revenue	$-	$-
Operating expenses	(138,878)	(203,608)
Interest expense and other	(45,512)	(39,146)
Net (Loss)	$(184,390)	$(242,754)

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

Expenses

Operating expenses for the nine month period ended December 31, 2010 decreased by $64,730 or 31.8% to $138,878 from $203,608 for the comparable 2009 nine-month period.  This decrease is primarily a result of legal fees incurred in the prior period, for litigation that was settled.

Interest expense and other

Our interest and other expenses for the nine month period ended December 31, 2010 increased by $6,366 or 16.3% to $45,512 from $39,146 for the comparable 2009 nine-month period.  This increase is primarily a result of changes in the currency translations.

Net (Loss)

Our net (loss) for the nine month period ended December 31, 2010 decreased by $58,364 or 24.0% to ($184,390) from ($242,754) for the comparable 2009 period.  This decrease is primarily a result of legal fees incurred in the prior period, for litigation that was settled.

Trends and Uncertainties

We are subject to the following trends and uncertainties:

·	Adverse weather conditions that may affect our ability to conduct our exploration activities;
·	General economic conditions, including supply and demand for petroleum based products in Canada, the United States, and remaining parts of the world;
·	Political instability in the Middle East and other major oil and gas producing regions;
·	Domestic and foreign tax policy;
·	Price of oil and gas foreign imports;
·	Cost of exploring for, producing, and delivering oil and gas;
·	Overall supply and demand for oil and gas;
·	Availability of alternative fuel sources;
·	Discovery rate of new oil and gas reserves; and
·	Pace adopted by foreign governments for the exploration, development and production of their national reserves.

Liquidity and Capital Resources

Current Assets, Current Liabilities, and Working Capital

Our working capital (deficit) increased by 9.5% for the nine month period ended December 31, 2010. The details are as follows:

	As of December 31, 2010	As of March 31, 2010	Percentage Increase (decrease)

Current Assets	$8,692	$12,760	(31.9)%
Current Liabilities	1,956,843	1,791,634	9.2%
Working Capital (Deficit)	$(1,948,151)	$(1,778,874)	(9.5)%

Our working capital (deficit) increased primarily because we incurred increased accounts payable, primarily due to professional fees and interest expense accruals.

Cash Flows

	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2009
Cash Flows (used in) Operating Activities	$(28,684)	$(251,537)
Cash Flows provided by Investing Activities	22,365	119,313
Cash Flows provided by Financing Activities	-	-
Effect of currency rate change on cash	(212)	131,305
Net (decrease) in Cash During Period	$(6,531)	$(919)

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

During the period October 10, 2005 (inception) to December 31, 2010, we generated no revenue and we had an accumulated deficit of $65,553,665.  We will need significant financing to implement our business plan. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

(b)          Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Our management team will continue to evaluate our internal control over financial reporting throughout 2011 and 2012.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated February 16, 2011.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated February 16, 2011.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: February 17, 2011	By:	/s/ William S. Tighe
Name: William S. Tighe Title: Chairman of the Board/Principal Executive Officer/Principal Financial Officer