Form 10-K
period 2011-03-31
TAMM Oil & Gas Corp.
filed 2011-06-30
CIK 1374845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2011

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

   403 513-2663
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2011, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of TAMM Oil and Gas Corp. was approximately $12,139,050. This estimate is based on the last sale price per share of $.21 on March 31, 2011 on the OTCBB, and 57,805,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of June 01, 2011 was 89,214,676.

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 14, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TAMM Oil and Gas Corp. to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” beginning on page 6. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any revenue projections, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada.  We have acquired a 100% interest in 33 sections of Oil Sands leases and a 100% interest in 14 sections of Petroleum and Natural Gas (P&NG) which are contiguous to our major block of Oil Sands leases and are situated in the Peace River Oil Sands area of northwestern Alberta.

None of our properties are currently in the production stage.

For the years ended March 31, 2011 and 2010, and from October 10, 2005 (date of inception) through March 31, 2011, we reported net losses of $4,837,401, $3,328,467 and $70,206,676 respectively.

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

We do not use significant quantities of raw materials in our operations at this time.

Dependence on one or a few major customers.

We do not anticipate becoming dependent upon one or a few customers since there are several companies that conduct business in downstream heavy oil processing – however typically once production starts, it is sold to one marketing company for resale.

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

Employees.

William S, Tighe, our President, is under contract. Additionally, we hire geologists, geophysicists, accountants; land management, legal and general management advisory personnel on a contract consulting basis. Mr Tighe however has not to date invoiced for any time.  There are not permanent or part time employees.

Reports to Security Holders and Available Information

Our principal executive offices are located at Suite 1120, 833 4th Avenue SW, Calgary AB T2P 3T5. Our telephone number is (403) 513-2663. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2011, we have an accumulated deficit of $70,206,676. Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

Our oil and gas operations are subject to the economic risks associated with exploration, development and production activities, including substantial expenditures to locate and acquire properties and to drill exploratory wells. Additionally, the cost and timing of drilling, completing and operating wells may be uncertain. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be delayed or unsuccessful, and may result in the total loss of our investment in a particular property. The technology required to economically produce this prospect is not well developed at this time, and thus additional time, costs may be incurred to fully develop the technology to a economic stage.

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

William S Tighe, our President, devotes only 10 hours per week to our business. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

The services of our President~~,~~ Chairman of the Board and other Board Members are essential to the success of our business; the loss of any of these personnel will adversely affect our business.

Our business depends upon the continued involvement of our President and Chairman of the Board, and other board members who collectively have oil related experience of at least 30 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

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

Oil Sands and Petroleum and Natural Gas (P&NG) Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 31 sections of Oil Sands leases, amounting to approximately 19,761 gross  and net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire  in 2023; and

•
We have a 100% interest in 24 sections of Petroleum and Natural Gas (P&NG) leases, amounting to approximately gross  and net 15,299 acres . P&NG leases provide that we have 5 years to explore on the leased lands. Our P&NG leases expire in 2013.  Based on successful exploration programs these leases can be then extended as long as production is maintained.

The majority of lands associated with our Oil Sands leases and P&NG leases are contiguous, and situated in the Peace River Oil Sands area of northwestern Alberta. If economic production is proven on our lease parcels, we will automatically be given the right to extend the leases as they expire.

Annual fee rentals of $3.50/ha (CDN) are paid to the government of Alberta to maintain rights to the leases. We acquired the leases in 2008 in mulitple Alberta public offerings of crown Oil Sands rights and crown P&NG rights. And in aquisitions from Asperago, Elestone in third party agreements. The corporation acquired the assets  of Union Oil consisting of 8 sections of oil sands in a corporate transaction.

Summary of all Leases

Offering Date	Lease Type	Term ( yrs)	Area (Sections)	Acquisition cost ($)	Annual Rental ($)
Jan 10 2008	Oil Sands	15	4	$164,126	$3,584
Jan 10 2008	Oil Sands	15	3	108,510	2,688
Jan 10 2008	Oil Sands	15	2	72,340	1,792
May 15 2008	P&NG	5	5	161,676	4,480
May 15 2008	P&NG	5	5	136,051	4,480
May 29 2008	P&NG	5	6	246,974	5,376
May 15 2008	Oil Sands	15	4	124,512	3,584
May 15 2008	Oil Sands	15	4	124,512	3,584
May 1 2008	Oil Sands	15	2	97,879	1,792
Jan 10 2008	Oil Sands	15	4	134,430	3,584
Jan 10 2008	Oil Sands	15	2	17,704	1,792
May 29 2008	P&NG	5	8	124,497	7,168
Jan 10 2008	Oil Sands	15	1	6,364	896
Jan 10 2008	Oil Sands	15	5	206,438	4,480
total			55	$1,726,013	$49,280

On March 15, 2011 the Company reached an agreement for a conventional industry farm in on the Manning properties with Cougar Oil and Gas Canada, Inc. (“Cougar”); a Company under common control..

Under the terms of the agreement – Cougar has two work commitments to earn working interest in the Manning properties.  The first work commitment of $2.5 million Cdn for the first year to perform certain activities consisting of drilling, seismic, coring and geologic reviews – including 3rd party engineering reports -  to support an application to convert the P&NG leases to oil sands leases. After the first earning program, Cougar will earn 30% of the overall working interest and be designated operator on the Manning Project. The second work commitment of $6.5 million Cdn for the subsequent 24 months consisting of drilling, seismic, coring, and geologic reviews and updates to the various reports. Post the second earning program, Cougar will earn an additional 20% working interest.

On June 12, 2009, we acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta, in exchange for 1,000,000 shares of our common stock valued at $800,000. During the year ended March 31, 2011, the oil sands leases expired, therefore incurred an impairment charge of $800,000 in current period operations.

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

During the year ended March 31, 2010, we performed an evaluation of our royalty agreement for purposes of determining the implied fair value of the assets at March 31, 2010. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2010.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of $2,929,868, net of tax, or $0.04 per share during the year ended March 31, 2010 to reduce the carrying value of the royalty

Subsequent to this write down, an independent evaluation of the GORR on the Sawn Lake project was completed by Ryder Scott Engineering for August 2010 – that evaluation placed a value of 1.4 million for the GORR as a current market value. This value is $500,000 higher than value currently carried and as a result the Corporation is not considering any further impairment.

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

Subsequent to this a January 1, 2011 effective date, released May 25, 2011 Chapman Petroleum Engineering report evaluated all 47 sections under the new guidelines for Petroleum (heavy oil) Initial – In - Place to identify 2.7 billion barrels PIIP in the combined Elkton and lower Debolt sections.  The report did not evaluate the other structures.  The report also completed a feasibility study on a typical 4 sections of the property for a steam drive project.  That report provided a risked NPV 10% of $130,000,000 for the 4 sections based on the proposed development scheme.

8 sections  which were acquired in the Union transaction were not considered core assets for TAMM – as they are 30 miles from the Manning properties.  The Corporation chose to take a writedown on these properties for year ended March 31, 2011.  There was substantial land auction activity in the area at the time of renewal and Cougar however chose to extend the leases on TAMM’s behalf through the farm in – and thus the leases were extended for another year.  About 7 million dollars of land actions were completed in the area, in April 2011 just before the renewal date.  TAMM management chose to not make any changes to the financials at this time.

Subsequent to this at the April 2011 land sale, extensive bidding resulted in most of the adjacent lands being purchased at higher or equal to prices than the prices TAMM paid.  The majority of the lands were bought in large blocks of a township ( 36 sections or 23,404 acres) at a time with a range of $15.50 to $171.50 per hectare. This type of posting and bidding would be typical of a large corporation moving into the area.

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

As well we have reached agreement whereby Cougar Oil and Gas Canada, Inc will farm in to earn working interest under an industry standard terms – this will facilitate the project development – by using Cougar technical team, who have extensive experience in developing heavy oil projects, exploration, cost control and fund raising – the project can be moved forward on a more aggressive schedule than would be possible with only the TAMM resources.

We commissioned a prospective resource/feasibility study report to assist us in moving forward in the development of the all the TAMM leases.  An updated report was released May 25, 2011 to reflect new information available on adjacent lands. See subsequent event notes.

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

2010	Low Bid	High Bid
First Quarter	$0.50	$0.90
Second Quarter	$0.56	$1.09
Third Quarter	$0.62	$1.11
Fourth Quarter	$0.465	$1.001
2011
First Quarter	$0.15	$0.505
Second Quarter	$0.20	$0.64
Third Quarter	$0.16	$0.35
Fourth Quarter	$0.091	$0.34

Holders

As of March 31, 2011, there were less than 30 holders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2011, we had 80,780,000 common shares issued and outstanding.

As of March 31, 2011, we have no shares of preferred stock issued and outstanding.

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

In May 26, 2011 we completed a series of 7 agreements to issue 11,667,282 shares in settlement of debt agreements. A portion of this was completed prior to year end March 31, 2011 and thus are reflected in this filing. The total value of the agreements including interest was $1,750,093.  The settlement was based on the 30 day weighted average of the stock prior at the date of the agreements and board approval of March 25, 2011. The shares are being issued restricted under the 144 rule.

See subsequent event notes.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock in 2007, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2011.

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

(a)    Liquidity and capital resources – 2011 and 2010

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2011	2010
Current Assets	$12,696	$12,760
Current Liabilities	717,275	1,791,634

Working Capital (Deficit)	$(704,579)	$(1,778,874)

Our current assets decreased by $64 from $12,760 as of March 31, 2010 to $12,696 at March 31, 2011.  The decrease was primarily from a decrease in cash.

Our working capital deficit decreased by $1,074,295 to a $704,579 as of March 31, 2011, from $1,778,874 at March 31, 2010. Accounts payable and accrued expenses decreased from $973,600 as of March 31, 2010 to $546,476 as of March 31, 2011 primarily settlement of outstanding advances and related accrued interest of $566,928 with commons stock to be issued as of March 31, 2011.  In addition, we settled related party notes payable of $750,000 with an agreement to issue our common stock as payment.

Related party advances increased to $70,799 as of March 31, 2011 from $68,034 as of March 31, 2010 solely due to foreign currency translations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2011 and 2010

During 2011, there were no material changes to our property and equipment.

March 31	2011	2010
Office equipment	$184	$276
Fixed assets net	$184	$276

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2011.

(a) (4) Derivative liability – Not applicable.

 (a) (5) Equity

Stockholders’ equity increased to $14,436,369 as of March 31, 2011, from $13,522,385 as of March 31, 2010. The primary reasons for the increase was the stock-based settlement of related party notes, accrued interest and advances totally in aggregate of  $5,103,788, foreign currency translation gain of $647,597, net with our incurred net loss of $4,837,401.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2011 and 2010.

Years ended March 31	2011	2010
General and administrative	$(636,273)	$(345,170)
Asset impairments	(800,000)	(2,929,868)
Operating (loss)	(1,436,273)	(3,275,038)
Loss on settlement of debt	(3,340,173)	-
Other income (loss)	(60,955)	(53,429)
Net (loss)	(4,837,401)	(3,328,467)
Net (loss) per share - basic and diluted	(0.06)	(0.05)
Weighted average shares - basic and diluted	80,780,000	72,475,890

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue.  During both 2011 and 2010, our revenues were $0.

Production costs. Production costs remained $0 during 2011 and 2010.

Exploration & development.  Exploration and mine development costs was $0 during 2011 and 2010.

General and administrative expenses. Our general and administrative expenses increased by $291,098, or 84.4%, to $636,173 during 2011 from $345,075 during 2010. We attribute the increase in our general and administrative expenses to professional and legal fees.  During the year ended March 31, 2011, we reimbursed other parties incurred costs associated with the Company's legal activities dated to prior years.

Depreciation.  Depreciation was $100 in 2011, $95 in 2010.

Impairment. During the year ended March 31, 2011, our oil sand leases we previously acquired with issuance of common stock expired.  As such, we incurred an impairment of our investment of $800,000 during the year ended March 31, 2011.

Loss on settlement of debt.  During the year ended March 31, 2011, we agreed to issue 11,667,282 shares of our common stock and three year warrants to purchase our common stock at an exercise price of $0.30 for settlement of an aggregate of $1,750,093  of outstanding obligations.  The excess of fair value of the stock and warrants to be issued over the carrying value of the debt of $3,340,173 was charged to current period operations.

Net loss. Our net loss in 2011 was ($4,837,401) compared to ($3,328,467) in 2010, resulting in a basic per-share loss of $(0.06) in 2011 and $(0.05) in 2010 based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes. Net cash flows used by our financing activities totaled $Nil in 2011 and compared to $(25,989) used in 2010. Cash decreased to $3,150 as of March 31, 2011 from $8,573 at March 31, 2010.

Net cash flows for the years ended	2011	2010
Net (loss)	$(4,837,401)	$(3,328,467)
Net cash flows (used in) operating activities	(26,013)	(246,357)
Cash flows (used in) provided by investing activities	(825)	144,021
Net cash flows provided (used in)by financing activities	-	(25,989)
Effect of currency change on cash	21,415	135,437
Net (decrease) increase in cash	(5,423)	7,112
Cash beginning of year	8,573	1,461
Cash end of year	3,150	8,573

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

Closing of the transactions in the letter agreement was subject to the following conditions:

(i)	our completion of a private placement financing of up to 2,600,000 units at a price of $1.25 per unit. The transaction was completed on November 26, 2007;
(ii)	our affecting a 15:1 forward stock split, which occurred in November 2007. This transaction closed and the shares were issued.

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

Alberta Crown

 On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights is recorded at $1,626,760.  In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights are recorded at $9,763,240

(c) Sawn Lake Oil Sands Area - Alberta, Canada

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

Farm Out agreement

 March 17, 2011 - Cougar Oil and Gas Canada Inc. ("Cougar" or the "Corporation") (OTCBB: COUGF) and TAMM Oil and Gas Corp reached an agreement or Farm-in agreement regarding the  development of the  heavy oil prospect in the Manning area of northern Alberta.

The terms of the farm out which will ultimately result in Cougar earning a 50% working interest in approximately 47 sections or 30,000 acres of heavy oil prospective lands in the Manning area. .

The Farm-in agreement has two earning phases which will allow Cougar to become the operator and earn a 50% working interest in the prospect. The first phase of the farm-in is a work commitment to earn a 30% working interest of the TAMM prospect. The work commitment will consist of Cougar spending $2.5 million over the next 12 months on a work program consisting of seismic and drilling evaluation, and independent third party geological and project feasibility studies. Cougar will also become the operator of the project area once the first phase is completed.

The second phase of the farm-in will allow Cougar to earn an additional 20% working interest of the TAMM prospect and includes a work commitment to spend an additional $6.5 million over a 24 month period following the first phase. The work program will consist of drilling, coring, feasibility studies and updates to reserve/resource estimates.

(e) Accounting policies

(e) (1) Critical accounting policies

A summary of our significant accounting policies is contained in Note 1 to our financial statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Not applicable. We do not presently or otherwise engage in market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2 ~ F-3
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-4
Consolidated Statements of Operations For The Years Ended March 31, 2011 and 2010 and For the Period from October 10, 2005 (date of inception) Through March 31, 2011	F-5
Consolidated Statement of Stockholders’ Equity For The Period From October 10, 2005 (date of inception) Through March 31, 2011	F-6
Consolidated Statements of Cash Flows For The Years Ended March 31, 2011 and 2010 and For the Period From October 10, 2005 (date of inception) Through March 31, 2011	F-7
Notes To Consolidated Financial Statements	F-8 ~ F-20

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders of
Tamm oil and Gas Corp.
Calgary, Canada

We have audited the accompanying consolidated balance sheet of Tamm oil and Gas Corp. and its subsidiaries (the “Company”), an exploration Stage company as of March 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2011 and for the period from October 10, 2005 (date of inception) through March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company for the period from October 10, 2005 (date of inception) through March 31, 2010 were not audited by us. Those statements were audited by other auditors whose report, dated June 11, 2010 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from October 10, 2005 (date of inception) through March 31, 2010, reflect a net loss of $65,369,275. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from October 10, 2005 (inception) through March 31, 2010 is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tamm oil and Gas Corp. and its subsidiaries as of March 31, 2011 and the consolidated results of its operations and its cash flows for the year ended March 31, 2011, and for the period from October 10, 2005 (date of inception) through March 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company is in exploration stage, has no revenue, has incurred significant losses since inception, and has a working capital deficiency as of March 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
June 29, 2011

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

/s/ StarkSchenkein, LLP

Denver, Colorado
June 11, 2010

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$3,150	$8,573
Other receivable	8,737	4,187
Other current assets	809	-
Total current assets	12,696	12,760

Property, plant and equipment:
Oil sands properties, unevaluated	14,825,270	14,902,483
Furniture and equipment, net	184	276
Total property, plant and equipment	14,825,454	14,902,759

Other assets:
Receivable from affiliated entity	315,494	398,500
Total other assets	315,494	398,500

Total assets	$15,153,644	$15,314,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$546,476	$973,600
Deposits	100,000	-
Advances from related party	70,799	68,034
Notes payable from related party	-	750,000
Total current liabilities	717,275	1,791,634

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 80,780,000 shares issued and outstanding as of March 31, 2011 and 2010	80,780	80,780
Common stock to be issued	3,616,857	-
Additional paid in capital	79,863,311	78,376,380
(Deficit) accumulated during exploration stage	(70,206,676)	(65,369,275)
Accumulated other comprehensive (loss)	1,082,097	434,500
Total stockholders' equity	14,436,369	13,522,385

Total liabilities and stockholders' equity	$15,153,644	$15,314,019

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			October 10, 2005
			(date of inception)
	For the year ended March 31,		through
	2011	2010	March 31, 2011
OPERATING EXPENSES:
Selling, general and administrative	$636,173	$345,075	$2,470,274
Loss on impairment of oil and gas properties	800,000	2,929,868	64,193,028
Depreciation	100	95	987
Total operating expenses	1,436,273	3,275,038	66,664,289

Loss from operations	(1,436,273)	(3,275,038)	(66,664,289)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	(60,955)	(53,429)	(162,558)
Loss on settlement of debt	(3,340,173)	-	(3,340,173)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(4,837,401)	(3,328,467)	(70,204,167)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(4,837,401)	$(3,328,467)	$(70,206,676)

Net (loss) per common share (basic and fully diluted)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding, basic and fully diluted	80,780,000	72,475,890

Comprehensive (loss) income:
Net (loss)	$(4,837,401)	$(3,328,467)	$(70,206,676)
Foreign currency translation gain	647,597	1,521,145	1,082,097

Comprehensive income (loss):	$(4,189,804)	$(1,807,322)	$(69,124,579)

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through March 31, 2011

					Other	(Deficit) Accumulated
	Common stock		Additional	Common Stock	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Stage	Total
Balance, October 10, 2005	-	$-	$-	$	$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	-	100,000
Net (loss)	-	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	-	(2,134)	101,866
Net (loss)	-	-	-	-	-	(69,346)	(69,346)
Balance, March 31, 2007	90,000,000	90,000	14,000	-	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	-	10,200,000
Net (loss)	-	-	-	-	-	(60,737,189)	(60,737,189)
Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	-	(60,808,669)	5,458,491
Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-	-
Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-	-
Foreign currency translation loss	-	-	-	-	(1,086,645)	-	(1,086,645)
Net loss	-	-	-	-	-	(1,232,139)	(1,232,139)

Balance, March 31, 2009	62,780,000	62,780	66,204,380	-	(1,086,645)	(62,040,808)	3,139,707
Common stock issued in exchange for Union Energy, LLC	1,000,000	1,000	799,000	-	-	-	800,000
Common stock issued in exchange for investments	17,000,000	17,000	11,373,000	-	-	-	11,390,000
Foreign currency translation gain	-	-	-	-	1,521,145	-	1,521,145
Net loss	-	-	-	-	-	(3,328,467)	(3,328,467)
Balance, March 31, 2010	80,780,000	80,780	78,376,380	-	434,500	(65,369,275)	13,522,385
Common stock to be issued in settlement of debt	-	-	-	3,616,857	-	-	3,616,857
Fair value of warrants issued in settlement of debt	-	-	1,486,931	-	-	-	1,486,931
Foreign currency translation gain	-	-	-	-	647,597	-	647,597
Net loss	-	-	-	-	-	(4,837,401)	(4,837,401)
Balance, March 31, 2011	80,780,000	$80,780	$79,863,311	$3,616,857	$1,082,097	$(70,206,676)	$14,436,369

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 31, 2005
	For the year ended March 31,		(Inception to date)
	2011	2010	through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,837,401)	$(3,328,467)	$(70,206,676)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	100	95	987
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	800,000	2,929,868	64,193,028
Common stock to be issued in settlement of assumed debt	433,164	-	433,164
Loss on settlement of debt	3,340,173	-	3,340,173
Decrease (increase) in other receivable	(4,350)	11,313	(5,520)
Decrease (increase) in prepaid expenses	(809)	5,467	255
(Decrease) increase in accounts payable	243,110	135,367	1,053,556
Net cash (used in) operating activities	(26,013)	(246,357)	(1,154,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(50,825)	(29,549)	(1,201,439)
Decrease in receivables, affiliates	50,000	173,570	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash (used in) provided by investing activities	(825)	144,021	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	1,804,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	(25,989)	(525,989)
Net cash (used in) provided by financing activities	-	(25,989)	2,585,306

Effect of currency rate change on cash	21,415	135,437	159,189

Net (decrease) increase in cash and cash equivalents	(5,423)	7,112	3,150
Cash and cash equivalents at beginning of period	8,573	1,461	-
Cash and cash equivalents at end of period	$3,150	$8,573	$3,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$11,390,000	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$800,000	$800,000
Common stock to be issued in settlement of debt	$1,866,765	$-	$1,866,765

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2011, the Company has accumulated losses of $70,206,676.

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

During the year ended March 31, 2011, the acquired leases expired, therefore the Company recorded an impairment loss of $800,000 in current period operations.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Functional Currency

The functional currency of the Companies is the Canadian dollar and the financial statements are reported as US dollar.  When a transaction is executed in a foreign currency, it is re-measured into Canadian dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the years ended March 31, 2011 and 2010, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

As of March 31, 2011, there were no outstanding employee stock options.

Reclassifications

Certain amounts reported in the Company’s financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Reliance on Key Personnel and Consultants

The Company has no full-time employees and no part-time employees.  There are approximately 3 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

There were various  updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

 NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year and inception to date periods ended March 31, 2011, the Company has incurred losses of $4,837,401 and $70,206,676, respectively.  In addition, as of March 31, 2011, the Company had a working capital deficit of $704,579, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2011, there were repayments of $88,905). The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. As of March 31 2011 the balance outstanding was $315,494.

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

During the year ended March 31, 2011, the Company recorded an impairment loss of $800,000 in current period operations.

Peace River

The Company holdings include 14 sections of petroleum and natural gas (“P&NG”) leases in the Peace River region of northern Alberta that have a carrying value of $372,721.  In addition the Company leases 21 sections of oil sands leases in the Peace River region held at $718,903 adjacent to the above-mentioned sections.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 – OIL SANDS PROPERTIES (continued)

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

Farm Out Agreement

On March 15, 2011 the Company reached an agreement for a conventional industry farm in on the Manning properties with Cougar Oil and Gas Canada, Inc. (“Cougar”); a Company under common control..

Under the terms of the agreement – Cougar has two work commitments to earn working interest in the Manning properties.  The first work commitment of $2.5 million Cdn for the first year to perform certain activities consisting of drilling, seismic, coring and geologic reviews – including 3d party engineering reports -  to support an application to convert the P&NG leases to oil sands leases. After the first earning program, Cougar will earn 30% of the overall working interest and be designated operator on the Manning Project. The second work commitment of $6.5 million Cdn for the subsequent 24 months consisting of drilling, seismic, coring, and geologic reviews and updates to the various reports. Post the second earning program, Cougar will earn an additional 20% working interest.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 – NOTES PAYABLE TO AFFILIATED ENTITY (continued)

In March, 2011, the Company entered into a subscription agreement whereby the Company agreed to issue an aggregate of 11,667,282 shares of the Company's common stock and 5,833,643 warrants to purchase the Company's common stock at an exercise price of $0.30 for three years from the date of issuance in settlement of an aggregate of $1,750,093 in outstanding related party advances, expense reimbursements, notes payable and related accrued interest.  In connection with the transaction, the Company recorded a loss on settlement of debt of $3,340,173 in current period operations.  As of March 31, 2011, the common shares have not been issued and are therefore shown as to be issued in the Company's balance sheet.

During the year ended March 31, 2011, the Company did not receive advances from related parties.  Total advances at March 31, 2011 amount to $70,799.  Changes in the balance from March 31, 2010 are a result of foreign currency translation.

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

As of March 31, 2011 and 2010, there were 80,780,000 shares of common stock issued and outstanding.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – CAPITAL STOCK (continued)

Common stock (continued)

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	5,833,643	2.98	$0.30	5,833,643	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2009	1,280,000	$1.75
Granted	—	—
Canceled	—	—
Expired	(1,280,000)	(1.75)
Exercised	—	—

Outstanding at March 31, 2010	—	—
Granted	5,833,643	0.30
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2011	5,833,643	$0.30

In March, 2011, the Company issued an aggregate of 5,833,643 warrants to purchase the Company's common stock at an exercise price of $0.30 per share for three years from the date of issuance in settlement of debt.  The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model based on the following assumptions:

Significant assumptions:
Risk-free interest rate at grant date	2.05%
Expected stock price volatility	152.57%
Expected dividend payout	—
Expected warrant life-years (a)	3

(a)           The expected warrant life is based on contractual expiration dates

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – OPTIONS AND WARRANTS (continued)

The determined fair value of $1,486,931 was charged to current period operations as loss on settlement of debt

Options

As of March 31, 2011 and 2010, the Company had no outstanding options.

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

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating losses	$1,163,573	$675,240
Total gross deferred tax assets	1,163,573	675,240
Less valuation allowance	(1,163,573)	(675,240)
Net deferred tax asset	$—	$—

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 – INCOME TAXES (continued)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2011, the Company has available net operating loss carry forwards of approximately $4,764,740 for federal and state income tax purposes. The net operating losses will expire through 2031 and 2021 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit cannot be established.

At March 31, 2011 and 2010, the Company’s tax provision consists of:

	2011	2010

Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$—

For the years ended March 31, 2011 and 2010, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2011	2010
Computed expected federal tax benefits	$(23,843,290)	$(21,479,849)
Permanent difference, impairment of certain investments	22,821,784	20,557,430
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	1,021,505	135,524
Provision for income taxes	$-0-	$-0-

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $3,000 per month on a month to month basis from an entity with common senior management.

Farm Out Agreement

On March 15, 2011 the Company reached an agreement for a conventional industry farm in on the Manning properties with Cougar Oil and Gas Canada, Inc. (“Cougar”); a Company under common control.

Under the terms of the agreement – Cougar has two work commitments to earn working interest in the Manning properties.  The first work commitment of $2.5 million Cdn for the first year to perform certain activities consisting of drilling, seismic, coring and geologic reviews – including 3d party engineering reports -  to support an application to convert the P&NG leases to oil sands leases. After the first earning program, Cougar will earn 30% of the overall working interest and be designated operator on the Manning Project. The second work commitment of $6.5 million Cdn for the subsequent 24 months consisting of drilling, seismic, coring, and geologic reviews and updates to the various reports. Post the second earning program, Cougar will earn an additional 20% working interest.

During the year ended March 31, 2011, the Company did not receive advances from related parties.  Total advances at March 31, 2011 amount to $70,799.  Changes in the balance from March 31, 2010 are a result of foreign currency translation.

During the year ended March 31, 2011, the Company agreed to issue 1,770,511 shares of its common stock to reimburse a related party for legal expenses and other costs incurred on the Company's behalf totally $265,577.

NOTE 11 SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 28, 2011, the Company notified StarkSchenkein, LLP (“Stark”)  that  it was   dismissed as the  Registrant’s  independent registered public accounting firm. The decision to dismiss Stark as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 23, 2011.The reports of Stark on the Company’s  financial statements for the years ended March 31, 2010 and 2009 and for the period October 10, 2005 (date of inception) through March 31, 2010, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle except that the reports of Stark on the Company’s consolidated financial statements as of and for the years ended March 31, 2010 and 2009 and for the period October 10, 2005 (date of inception) through March 31, 2010, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses. During the years ended March 31, 2010 and 2009 and for the period October 10, 2005 (date of inception) through March 31, 2010, through February 28, 2011, the Company has not had any disagreements with Stark on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Stark’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended March 31, 2010 and 2009 and for the period October 10, 2005 (date of inception) through March 31, 2010, through February 28, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 28, 2011  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2011. The decision to engage RBSM  as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position	Term of Office Since
William Tighe	61	Chief Executive Officer and Chairman of Board, Director	11/27/07
Guido Hilekes	45	Director	3/3/11
Harri Huuskonen	48	Director	8/6/10
Trevor M. Countryman	55	Secretary/Treasurer	7/29/11

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

William Tighe, Chief Executive Officer, Chairman of Board, Director

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

On July 29, 2010, we announced that Mr. Wictor Musial is retiring as President, and will continue to serve as a member of the Company’s Board of Directors.  Mr. Musial will continue to sit on the Company’s Audit Committee of the Board of Directors.  Also, we announced that Mr. William S. Tighe, will advance to the Chairman of the Board of Directors.  We also announced the appointment of Donald W. Hryhor, a current member of the Company’s Board of Directors will advance to the role of President and Chief Executive Officer and we also appointed Mr. Trevor M. Countryman as Secretary Treasurer effective immediately.

On August 6, 2010, we appointed Mr. Harri Huuskonen as a Director of the Company effective immediately.  Mr. Huuskonen has extensive experience in the financial and investment industries.

On March 2, 2011, we announced that Mr. Wictor Musial has submitted his resignation from the Company’s Board of Directors.

On March 3, 2011, We appointed of Mr. Guido Hilekes to the Board of Directors of the Company.

Mr. Hilekes has been a long term private equity advisor to several start-up companies. Currently, Mr. Hilekes sits on the Boards of Directors of various Swiss equity financed companies. He holds an MBA in International Business Studies from Thunderbird, School of Global Management in Arizona.

On March 10, 2011, the Company announces the appointment of Mr. William Tighe as President and CEO of TAMM Oil and Gas Corp. and Mr Donald Hryhor resigned from those positions

On March 21, 2011, the Company announced that Mr. Donald Hryhor has submitted his resignation from the Company’s Board of Directors effective March 21, 2011.

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

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2011, we did not conduct a Shareholder or Board of Directors meeting.

 (e) Annual Shareholder Meetings

During our Fiscal Year 2011, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2011.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2011 and 2010. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation

Sean Dickenson	2009	$0	$0	$0	$0	$16,567	*
Director	2010	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

Gerald Vikse	2009	$0	$0	$0	$0	$83,708	*
VP-Operations	2010	$0	$0	$0	$0	$0
Director (resigned)	2011	$0	$0	$0	$0	$0

Wiktor Musial	2009	$0	$0	$0	$0	$13,191	*
President/Secretary	2010	$0	$0	$0	$0	$0
Treasurer (resigned)	2011	$0	$0	$0	$0	$0

Donald Hryhor	2009	$0	$0	$0	$0	$0
Director (resigned)	2010	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

William Tighe	2009	$0	$0	$0	$0	$0
Chairman of the Board	2010	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0

Guido Hilekes	2011	$0	$0	$0	$0	$0
Director
.
Harri Huuskonen	2011	$0	$0	$0	$0	$0
Director

Trevor M. Countryman	2011	$0	$0	$0	$0	$0
Secretary/Treasurer

* All Other Compensation paid was for consulting services rendered and includes expenses

(c)      Options/SAR granted during year-ended March 31, 2011

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2011.

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

We did not re-price any options previously granted during the year ended March 31, -2011.

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

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
William Tighe Chairman of the Board Suite 1120, 833 4thAvenue, S.W. Calgary, Alberta, Canada	22,975,000	28.4%

Guido Hilekes Director Calgary, Alberta, Canada	358,937	0.44%

Officers/ Directors as a Group	23,333,937	28.4%

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

Item 14. Principal accountants’ fees and services

	Fiscal year ended March 31,
Description	2010	2011

Year end audit and review of quarterly interim financial statements	$50,545	$10,000

Other audit related fees not included above	5,312	nil

Tax compliance, tax advice and tax planning	2,411	nil

Total	$58,268	$10,000

Notes:

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

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements change dates and include inception to date

The following documents are filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	F-2 ~ F-3
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-4
Consolidated Statement of Operations For The Years Ended March 31, 2011and 2010 and For the Period from October 10, 2005 (date of inception) Through March 31, 2011	F-5
Consolidated Statement of Stockholders’ Equity For The Period From October 10, 2005 (date of inception) Through March 31, 2011	F-6
Consolidated Statement of Cash Flows For The Years Ended March 31, 2011 and 2010 and For the Period From October 10, 2005 (date of inception) Through March 31, 2011	F-7
Notes To Consolidated Financial Statements	F-8 ~ F-20

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

3(ii)	Bylaws incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2 .

10.1	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank Ltd., incorporated by reference as filed with SEC on Form 8-K on July 2, 2008

10.2	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with SEC on Form 8-K on July 2, 2008.

10.3	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on Form 8-K on July 1, 2008.

10.4	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd and Muzz Investments, incorporated by reference as filed with the SEC on November 27, 2008 on Form 8-K.

10.5	Share Exchange Agreement between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on January 9, 2008 on Form 8-K

10.6	Share Exchange Agreement between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.7	Share Exchange Agreement between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank, Ltd, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.8	November 26, 2007 Agreement between TAMM Oil and Gas Corp., 1004731 Alberta Ltd. and Muzz Investments Inc., incorporated by reference as filed with the SEC on January 9, 2008.

10.9	December 12, 2003 Royalty Agreement between Mikwec Energy and Nearshore Petroleum Corporation, incorporated by reference as filed with the SEC on January 9, 2008.

16.1	Letter from Square Milner, Independent Registered Public Accounting Firm, as filed with the SEC on February 4, 2008 on Form 8-K, incorporated as reference

31.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a) 15d-14(a)

32.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Section 1350

99.1	April 1, 2008 Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on May 12, 2008 on Form 8-K

99.2	Updated Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on June 24, 2008 on Form 8-K

99.3	Updated Report by Chapman Petroleum Engineering Ltc, incorporated by reference as filed with the SEC on May 26, 2011 on Form 8-K

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

July 29, 2010 Item 5.02-Departure/ Appointment of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on July 29, 2010.

August 6, 2010 Item 5.02- Appointment of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on August 6, 2010.

February 23, 2011 Item 4.01 -Changes in Registrant's Certifying Accountant - incorporated by reference as 8K filed with SEC on March 2, 2011.

 March 3, 2011 Item 5.02- Departure /Appointment of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on March 3, 2011.

March 10, 2011 Item 5.02- Departure /Appointment of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on March 15, 2011.

March 16, 2011 Item 8.01 - Other Events - agreement for conventional farm in on Manning properties-incorporated by reference as 8K filed with SEC on March 16, 2011.

March 22, 2011 Item 5.02-Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on March 22, 2011.

TAMM OIL AND GAS

By:  /s/ William S. Tighe
William S. Tighe, Chief Executive Officer/Chairman of the Board
Date: June 30, 2011