Form 10-Q
period 2011-06-30
TAMM Oil & Gas Corp.
filed 2011-08-12
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended June 30, 2011

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

403-686-1000
(Issuer’s telephone number)

________________________________N/A____________________________________
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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,523 shares outstanding as of August 8, 2011.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page

	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	2

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2011 and 2010, and from October 10, 2005 (date of inception) through June 30, 2011 (unaudited)	3

	Condensed Consolidated Statement of Stockholders' Equity from April 1, 2011 through June 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and from October 10, 2005 (date of inception) through June 30, 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2011 as filed with the Commission on June 30, 2011.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash	$4,185	$3,150
Accounts receivable	9,424	8,737
Other current assets	10,809	809
Total current assets	24,418	12,696

Property, plant and equipment:
Oil sands properties, unevaluated	14,903,662	14,825,270
Furniture and equipment, net	158	184
Total property, plant and equipment	14,903,820	14,825,454

Other assets:
Receivable from affiliated entity	315,494	315,494
Total other assets	315,494	315,494

Total assets	$15,243,732	$15,153,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$587,530	$546,476
Deposits	-	100,000
Advances from related party	61,191	70,799
Total current liabilities	648,721	717,275

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 and 80,780,000 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	92,583	80,780
Common stock to be issued	330,074	3,616,857
Additional paid in capital	83,288,291	79,863,311
(Deficit) accumulated during exploration stage	(70,274,124)	(70,206,676)
Accumulated other comprehensive (loss)	1,158,187	1,082,097
Total stockholders' equity	14,595,011	14,436,369

Total liabilities and stockholders' equity	$15,243,732	$15,153,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period
			October 10, 2005
			(date of inception)
	For the three months ended June 30,		through
	2011	2010	June 30, 2011
OPERATING EXPENSES:
Selling, general and administrative	$66,735	$51,161	$2,537,009
Loss on impairment of oil and gas properties	-	-	64,193,028
Depreciation	26	24	1,013
Total operating expenses	66,762	51,185	66,731,051

Loss from operations	(66,762)	(51,185)	(66,731,051)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	(687)	(15,131)	(163,245)
Loss on settlement of debt	-	-	(3,340,173)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(67,448)	(66,316)	(70,271,615)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(67,448)	$(66,316)	$(70,274,124)

Net (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	87,649,657	80,780,000

Comprehensive (loss) income:
Net (loss)	$(67,448)	$(66,316)	$(70,274,124)
Foreign currency translation gain	76,090	(635,668)	1,158,187

Comprehensive income (loss):	$8,641	$(701,984)	$(69,115,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH JUNE 30, 2011
(unaudited)

					Other	(Deficit) Accumulated
	Common stock		Additional	Common Stock	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Stage	Total
Balance, March 31, 2011	80,780,000	$80,780	$79,863,311	$3,616,857	$1,082,097	$(70,206,676)	$14,436,369
Common stock issued in settlement of debt	10,602,524	10,603	3,276,180	(3,286,783)	-	-	-
Sale of common stock	1,200,000	1,200	148,800	-	-	-	150,000
Foreign currency translation gain	-	-	-	-	76,090	-	76,090
Net loss	-	-	-	-	-	(67,448)	(67,448)
Balance, June 30, 2011	92,582,524	$92,583	$83,288,291	$330,074	$1,158,187	$(70,274,124)	$14,595,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			For the period
			October 10, 2005
	For the three months ended June 30,		(Inception to date)
	2011	2010	through June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,448)	$(66,316)	$(70,274,124)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	26	24	1,013
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	64,193,028
Common stock to be issued in settlement of assumed debt	-	-	433,164
Loss on settlement of debt	-	-	3,340,173
Decrease (increase) in accounts receivable	(641)	(690)	(6,161)
Decrease (increase) in prepaid expenses	(9,996)	-	(9,741)
(Decrease) increase in accounts payable	37,636	37,249	1,091,192
Net cash (used in) operating activities	(40,423)	(29,733)	(1,194,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	(27,183)	(1,201,439)
Decrease in receivables, affiliates	-	50,000	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	-	22,817	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	(9,982)	-	(535,971)
Net cash provided by financing activities	40,018	-	2,625,324

Effect of currency rate change on cash	1,440	(1,070)	160,629

Net (decrease) increase in cash and cash equivalents	1,035	(7,986)	4,185
Cash and cash equivalents at beginning of period	3,150	8,573	-
Cash and cash equivalents at end of period	$4,185	$587	$4,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock issued or to be issued in settlement of debt	$-	$-	$3,616,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2011, included in the Company’s Form 10-K filed with the SEC on June 30, 2011.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2011, the Company has accumulated losses of $70,274,124.

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
JUNE 30, 2011

The total consideration paid was $800,000 and the significant components of the transaction are as follows:

Assets acquired:
Undeveloped oil sands property lease	$800,000
Liabilities assumed:	( -)
Net:	$800,000

During the year ended March 31, 2011, the acquired leases expired, therefore the Company recorded an impairment loss of $800,000 during the year ended March 31, 2011.

Revenue Recognition

Revenues from the sale of petroleum and natural gas are recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves and production commences

Estimates

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
JUNE 30, 2011

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three months ended June 30, 2011 and 2010, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months and inception to date periods ended June 30, 2011, the Company has incurred losses of $67,448 and $70,274,124, respectively.  In addition, as of June 30, 2011, the Company had a working capital deficit of $624,303, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
JUNE 30, 2011

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2011, there were repayments of $88,905). The amount is recorded as receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. As of June 30, 2011 and March 31 2011 the balance outstanding was $315,494.

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

During the year ended March 31, 2011, the Company recorded an impairment loss of $800,000.

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
JUNE 30, 2011

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

NOTE 5 – CAPITAL STOCK

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

As of June 30, 2011 and March 31, 2011, there were 92,582,524 and 80,780,000 shares of common stock issued and outstanding.

During the three months ended June 30, 2011, the Company issued an aggregate of 10,602,524 shares of its common stock in settlement of outstanding notes and other obligations previously recorded as to be issued at March 31, 2011.

NOTE 6 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	2.91	$0.25	1,200,000	$0.25
$0.30	5,833,643	2.73	$0.30	5,833,643	$0.30
	$7,033,643	2.76		7,033,643	$0.29

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2010	—	$—
Granted	5,833,643	0.30
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2011	5,833,643	0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at June 30, 2011	7,033,643	0.29

In connection with the sale of common stock, the Company issued warrants to purchase 1,200,000 of the Company's common stock at $0.25 per share expiring three years from the date of issuance.

Options

As of June 30, 2011 and March 31, 2011, the Company had no outstanding options.

NOTE 7 - CONTINGENCIES

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
JUNE 30, 2011

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

During the three months ended June 30, 2011, the Company paid back $9,982 in advances from related parties.  Total advances at June 30, 2011 amount to $61,191.

During the year ended March 31, 2011, the Company agreed to issue 1,770,511 shares of its common stock to reimburse a related party for legal expenses and other costs incurred on the Company's behalf totally $265,577.  The Common stock was issued during the three months ended June 30, 2011.

NOTE 9 SUBSEQUENT EVENTS

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

(a)    Liquidity and capital resources – June 30, 2011 and March 31, 2011

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at June 30, 2011 and March 31, 2011.

	June 30, 2011	March 31, 2011
Current Assets	$24,418	$12,696
Current Liabilities	648,721	717,275

Working Capital (Deficit)	$(624,303)	$(704,579)

Our current assets increased by $11,722 from $12,696 as of March 31, 2011 to $24,418 at June 30, 2011.  The increase was primarily from a retainer payment for professional services.

Our working capital deficit decreased by $80,276 to a $624,303 as of June 30, 2011, from $704,579 at March 31, 2011. Accounts payable and accrued expenses increased from $546,476 as of March 31, 2011 to $587,530 as of June 30, 2011 from operations.

Related party advances deceased to $61,191 as of June 30, 2011 from $70,799 as of March 31, 2011 due to Company reimbursements for prior advances.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2011 and 2010

During  three months ended June 30, 2011, there were no material changes to our property and equipment.

	June 30, 2011	March 31, 2011
Office equipment	$158	$184
Fixed assets net	$158	$184

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at June 30, 2011.

(a) (4) Derivative liability – Not applicable.

 (a) (5) Equity

Stockholders’ equity increased to $14,595,012 as of June 30, 2011, from $14,436,369 as of March 31, 2011. The primary reason for the increase was proceeds of $150,000 from the sale of our common stock, $76,090 foreign currency translation gain, net with our incurred net loss of $67,448.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations for the three months ended June 30, 2011 and 2010:

Three months ended June 30,	2011	2010
General and administrative	$66,735)	$51,161
Operating (loss)	(66,762)	(51,185)
Other income (loss)	(687)	(15,131)
Net (loss)	(67,448)	(66,316)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	87,649,657	80,780,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Exploration & development.  Exploration and mine development costs was $0 during the three months ended June 30,  2011 and 2010.

General and administrative expenses. Our general and administrative expenses increased by $15,574, or 30.4%, to $66,735 during three months ended June 30, 2011 from $51,161 during same period last year. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation.  Depreciation was $26 for the three months ended June 30, 2011, $24 for the same period last year.

Net loss. Our net loss for the three months ended June 30, 2011 was $67,448 compared to $66,316 for the three months ended June 30, 2010, resulting in a basic per-share loss of $0.00  for both periods based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided by our financing activities totaled $40,018 for the three months ended June 30, 2011 and compared to $Nil provided for the same period in 2010. Cash increased to $4,185 as of June 30, 2011 from $3,150 at March 31, 2011.

Net cash flows for the three months ended June 30:	2011	2010
Net (loss)	$(67,448)	$(66,316)
Net cash flows (used in) operating activities	(40,423)	(29,733)
Net cash flows provided by investing activities	-	22,817
Net cash flows provided by financing activities	40,018	-
Effect of currency change on cash	1,440	(1,070)
Net increase (decrease) increase in cash	1,035	(7,986)
Cash beginning of year	3,150	8,573
Cash end of period	4,185	587

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

Our registered independent certified public accountants have stated in their report dated June 29, 2011, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2011, we generated no revenue and we had an accumulated deficit of $70,274,124.  We will need significant financing to implement our business plan. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5 - Other Information

None.

Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated August 10, 2011.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Donald W. Hryhor (Principal Executive Officer and Principal Financial Officer) dated August 10, 2011.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 11, 2011	By:	/s/ William S. Tighe
Name: William S. Tighe Title: Principal Executive Officer/Principal Financial Officer