Form 10-Q
period 2011-12-31
TAMM Oil & Gas Corp.
filed 2012-02-10
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended December 31, 2011

OR

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of February 10, 2012.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2011 and 2010, and from October 10, 2005 (date of inception) through December 31, 2011 (unaudited)	3

	Condensed Consolidated Statement of Stockholders' Equity from April 1, 2011 through December 31, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010, and from October 10, 2005 (date of inception) through December 31, 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read  in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2011 as filed with the Commission on June 30, 2011.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash	$2,879	$3,150
Accounts receivable	10,772	8,737
Other current assets	809	809
Total current assets	14,460	12,696

Property, plant and equipment:
Oil sands properties, unevaluated	14,134,299	14,825,270
Furniture and equipment, net	100	184
Total property, plant and equipment	14,134,399	14,825,454

Other assets:
Investment in affiliated entity	315,494	-
Receivable from affiliated entity	-	315,494
Total other assets	315,494	315,494

Total assets	$14,464,353	$15,153,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$630,500	$546,476
Deposits	-	100,000
Advances from related parties	58,548	70,799
Total current liabilities	689,048	717,275

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 and 80,780,000 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	92,583	80,780
Common stock to be issued	330,075	3,616,857
Additional paid in capital	83,288,291	79,863,311
(Deficit) accumulated during exploration stage	(70,339,287)	(70,206,676)
Accumulated other comprehensive income	403,643	1,082,097
Total stockholders' equity	13,775,305	14,436,369

Total liabilities and stockholders' equity	$14,464,353	$15,153,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended December 31,		For the nine months ended December 31,		For the period October 10, 2005 (date of inception) through
	2011	2010	2011	2010	December 31, 2011
OPERATING EXPENSES:
Selling, general and administrative	$31,504	$34,955	$130,602	$138,804	$2,600,876
Loss on impairment of oil and gas properties	-	-	-	-	64,193,028
Depreciation	24	25	76	74	1,063
Total operating expenses	31,528	34,980	130,678	138,878	66,794,967

Loss from operations	(31,528)	(34,980)	(130,678)	(138,878)	(66,794,967)

OTHER INCOME (EXPENSE)
Foreign exchange (loss)	-	-	-	-	(115)
Interest (expense)	(608)	(15,527)	(1,933)	(45,512)	(164,491)
Loss on settlement of debt	-	-	-	-	(3,340,173)
Loss on impairment of fixed assets	-	-	-	-	(37,032)

Loss before provision for income taxes	(32,136)	(50,507)	(132,611)	(184,390)	(70,336,778)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET LOSS	$(32,136)	$(50,507)	$(132,611)	$(184,390)	$(70,339,287)

Net (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	92,582,523	80,780,000	90,363,896	80,780,000

Comprehensive (loss) income:
Net (loss)	$(32,136)	$(50,507)	$(132,611	$(184,390)	$(70,339,287)
Foreign currency translation gain (loss)	412,070	474,337	(678,454)	296,267	403,643

Comprehensive income (loss):	$379,934	$423,830	$(811,065)	$111,877	$(69,935,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 1, 2011 THROUGH DECEMBER 31, 2011
(unaudited)

					Other	(Deficit) Accumulated
	Common stock		Additional	Common Stock	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Stage	Total
Balance, March 31, 2011	80,780,000	$80,780	$79,863,311	$3,616,858	$1,082,097	$(70,206,676)	$14,436,369
Common stock issued in settlement of debt	10,602,524	10,603	3,276,180	(3,286,783)	-	-	-
Sale of common stock	1,200,000	1,200	148,800	-	-	-	150,000
Foreign currency translation gain	-	-	-	-	(678,454)	-	(678,454)
Net loss	-	-	-	-	-	(132,611)	(132,611)
Balance, December 31, 2011	92,582,524	$92,583	$83,288,291	$330,075	$403,643	$(70,339,287)	$13,775,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 10, 2005
	For the nine months ended December 31,		(date of inception)
	2011	2010	through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,611)	$(184,390)	$(70,339,287)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	76	74	1,063
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	64,193,028
Common stock to be issued in settlement of assumed debt	-	-	433,164
Loss on settlement of debt	-	-	3,340,173
(Increase) in accounts receivable	(2,511)	(2,299)	(8,031)
Decrease (increase) in prepaid expenses	(39)	-	216
Increase in accounts payable and accrued liabilities	110,774	157,931	1,164,330
Net cash (used in) operating activities	(24,311)	(28,684)	(1,178,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	(29,659)	(1,201,439)
Decrease in receivables, affiliates	-	52,024	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	-	22,365	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	(9,200)	-	(535,189)
Net cash provided by financing activities	40,800	-	2,626,106

Effect of currency rate change on cash	(16,760)	(212)	142,429

Net (decrease) increase in cash and cash equivalents	(271)	(6,531)	2,879
Cash and cash equivalents at beginning of period	3,150	8,573	-
Cash and cash equivalents at end of period	$2,879	$2,042	$2,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$-	$3,616,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2011, included in the Company’s Form 10-K filed with the SEC on June 30, 2011.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2011, the Company has accumulated losses of $70,339,287.

The unaudited condensed consolidated financial statements include the accounts of the Company, including TAMM Oil and Gas Corp., its wholly-owned subsidiary, Union Energy, LLC (see below). All significant intercompany balances and transactions have been eliminated in consolidation.

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
DECEMBER 31, 2011

The total consideration paid was $800,000 and the significant components of the transaction are as follows:

Assets acquired:
Undeveloped oil sands property lease	$800,000
Liabilities assumed:	( -)
Net:	$800,000

During the year ended March 31, 2011, the acquired leases expired, therefore the Company recorded an impairment loss of $800,000 during the year ended March 31, 2011.

Revenue Recognition

Revenues from the sale of petroleum and natural gas will be recorded when title passes from the Company to its petroleum and/or natural gas purchaser and collectability is reasonably assured. The Company will begin recording revenue once it is determined there are proved reserves and production commences

Estimates

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
DECEMBER 31, 2011

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive  income (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Functional Currency

The functional currency of the Companies is the Canadian dollar and the unaudited condensed consolidated financial statements are reported as US dollar.  When a transaction is executed in a foreign currency, it is re-measured into Canadian dollars based on appropriate rates of exchange in effect at the time of the transaction.  At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate.  The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and nine months ended December 31, 2011 and 2010, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the nine months and inception to date periods ended December 31, 2011, the Company has incurred losses of $132,611 and $70,339,287, respectively.  In addition, as of December 31, 2011, the Company had a working capital deficit of $674,588, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The Company's existence is dependent upon management's ability to generate business opportunities, evaluate existing properties and surrounding lands, and initiate commercial production to develop profitable operations which will resolve its liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – RECEIVABLE FROM AN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2011, there were repayments of $88,905). The amount is recorded was receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. As of March 31, 2011 the balance outstanding was $315,494.

On December 5, 2011, the Company exchanged the outstanding receivable from Alberta for 16 shares (10.46% interest) of Alberta and a non interest bearing obligation of $308,868.  (see investments below)

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 – INVESTMENT IN AFFILIATED ENTITY

As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non interest bearing obligation of $308,868. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost.  From December 5, 2011 to December 31, 2011, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

NOTE 5 – OIL SANDS PROPERTIES

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Farm In Agreement

The Company reached an Joint Venture agreement for a conventional industry farm in on the Manning properties with a private UK based Company with 61 sections of oil sands lease holdings in the Manning prospect area adjacent to the Company holdings. The agreements were ratified by the Board of Directors of TAMM on November 28, 2011.

The Company and Cougar Oil and Gas Canada, Inc. ("Cougar") terminated their previously announced farm-in agreement to negotiate a new agreement with the private Corporation.  The private corporation has signed a multi-phase farm-in agreement with the Company to define and develop the Company's 47 section Manning area heavy oil prospect in parallel with the development of the private corporations 61 sections of land in the Manning area.

Cougar will become the “Operator” of the project, be compensated on commercial terms for the work done, and earn 5% working interest on the combined project lands of 108 sections from TAMM and the private corporation after one year.

The first phase of the farm-in consists of the private corporation performing a $2.5million work program to earn a 30% working interest in the Company's heavy oil prospect. Subsequent year programs of $6.5 million dollars will earn an additional 20% working interest.

The private corporation has a related party relationship to the Company due to family members serving on the board of directors of each company and a common director was added to both Board of Directors.

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

As of December 31, 2011 and March 31, 2011, there were 92,582,524 and 80,780,000 shares of common stock  issued and outstanding.

During the nine months ended December 31, 2011, the Company issued an aggregate of 10,602,524 shares of its common stock in settlement of outstanding notes and other obligations previously recorded as to be issued at March 31, 2011. Also, company issued 1,200,000 common stock at fair value of $150,000.

NOTE 7 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2011:

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	2.40	$0.25	1,200,000	$0.25
$0.30	5,833,643	2.23	$0.30	5,833,643	$0.30
	7,033,643	2.26		7,033,643	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2010	—	$—
Granted	5,833,643	0.30
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2011	5,833,643	0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2011	7,033,643	$0.29

In connection with the sale of common stock, the Company issued warrants to purchase 1,200,000 of the Company's common stock at $0.25 per share expiring three years from the date of issuance.

Options

As of December 31, 2011 and March 31, 2011, the Company had no outstanding options.

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
DECEMBER 31, 2011

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

During the nine months ended December 31, 2011, the Company paid back $9,200 in advances from related parties.  Total advances at December 31, 2011 amount to $58,548 excluding discussion below. The advances are due on demand with interest of 5% per annum.  The Company incurred $608 and $1,933 as interest for the three and nine months ended December 31, 2011.

During the year ended March 31, 2011, the Company agreed to issue 1,770,511 shares of its common stock to reimburse a related party for legal expenses and other costs incurred on the Company's behalf totally $265,577.  The Common stock was issued during the nine months ended December 31, 2011.

Farm In Agreement

The Company reached an Joint Venture agreement for a conventional industry farm in on the Manning properties with a private UK based Company with 61 sections of oil sands lease holdings in the Manning prospect area adjacent to the Company holdings. The agreements were ratified by the Board of Directors of TAMM on November 28, 2011.

The Company and Cougar Oil and Gas Canada, Inc. ("Cougar"), a Company under common control, terminated their previously announced farm-in agreement to negotiate a new agreement with the private Corporation.  The private corporation has signed a multi-phase farm-in agreement with the Company to define and develop the Company's 47 section Manning area heavy oil prospect in parallel with the development of the private corporations 61 sections of land in the Manning area.

Cougar will become the “Operator” of the project, be compensated on commercial terms for the work done, and earn 5% working interest on the combined project lands of 108 sections from TAMM and the private corporation after one year.

The first phase of the farm-in consists of the private corporation performing a $2.5million work program to earn a 30% working interest in the Company's heavy oil prospect. Subsequent year programs of $6.5 million dollars will earn an additional 20% working interest.

The private corporation has a related party relationship to the Company due to family members serving on the board of directors of each company and a common director was added to both Board of Directors.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Investment

 As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity, 1132559 Alberta Ltd. ("Alberta") for 16 shares of Alberta and a non interest bearing demand obligation of $308,868. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost.

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

Uncertainties and Trends

Our revenues are dependent in the future, upon the following factors:

●	price volatility in worldwide oil prices, which is affected by: (a) interest rates; (b)currency exchange rates (c) inflation or deflation; (d) speculation and (e) production levels;
●	global and regional supply and demand for oil;
●	political and economic conditions;
●	changes in the regulatory environment, which may lead to increased costs of doing business;
●	our ability to raise adequate working capital;
●	success of our development and exploration;
●	level of our competition;
●	our ability to attract and maintain key management and employees; and
●
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto.

(a)    Liquidity and capital resources – December 31, 2011 and March 31, 2011

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2011 and March 31, 2011.

	December 31, 2011	March 31, 2011
Current Assets	$14,460	$12,696
Current Liabilities	689,048	717,275

Working Capital (Deficit)	$(674,588)	$(704,579)

Our current assets increased by $1,764 from $12,696 as of March 31, 2011 to $14,460 at December 31, 2011.  The increase was primarily from changes in our GST receivable.

Our working capital deficit decreased by $29,991 to  $674,588 as of December 31, 2011, from $704,579 at March 31, 2011. Accounts payable and accrued expenses increased from $546,476 as of March 31, 2011 to $630,500 as of December 31, 2011 from operations.

Other related party advances decreased to $58,548 as of December 31, 2011 from $70,799 as of March 31, 2011 due to Company reimbursements for prior advances.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment

During nine months ended December 31, 2011, there were no material changes to our property and equipment.

	December 31 2011	March 31, 2011
Office equipment	$100	$184
Fixed assets net	$100	$184

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at December 31, 2011.

(a) (4) Derivative liability – Not applicable.

 (a) (5) Equity

Stockholders’ equity decreased to $13,775,305 as of December 31, 2011, from $14,436,369 as of March 31, 2011. The primary reason for the decrease is a $678,454 foreign currency translation loss and our incurred year to date net loss of $132,611, net with an increase from proceeds of $150,000 from the sale of our common stock.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended December 31, 2011 and 2010:

Three months ended December 31,	2011	2010
General and administrative	$31,504	$34,955
Operating (loss)	(31,528)	(34,980)
Other (expense)	(608)	(15,527)
Net (loss)	(32,136)	(50,507)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	80,780,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Exploration & development. Exploration and mine development costs was $0 during the three months ended December 31, 2011 and 2010.

General and administrative expenses. Our general and administrative expenses decreased by $3,451, or 9.9%, to $31,504 during three months ended December 31, 2011 from $34,955 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.  Depreciation was $24 for the three months ended December 31, 2011, $25 for the same period last year.

Net loss. Our net loss for the three months ended December 31, 2011 was $32,136 compared to $50,507 for the three months ended December 31, 2010, resulting in a basic per-share loss of $0.00 for both periods based on weighted average shares outstanding.

Nine month summary:

The following sets forth certain information regarding our results of operations for the nine months ended December 31, 2011 and 2010:

Nine months ended December 31,	2011	2010
General and administrative	$130,602	$138,804
Operating (loss)	(130,678)	(138,878)
Other (expense)	(1,933)	(45,512)
Net (loss)	(132,611)	(184,390)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	90,363,896	80,780,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Exploration & development.  Exploration and mine development costs was $0 during the nine months ended December 31, 2011 and 2010.

General and administrative expenses. Our general and administrative expenses decreased by $8,202, or 5.9%, to $130,602 during nine months ended December 31, 2011 from $138,804 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.  Depreciation was $76 for the nine months ended December 31, 2011, $74 for the same period last year.

Net loss. Our net loss for the nine months ended December 31, 2011 was $132,611 compared to $184,390 for the nine months ended December 31, 2010, resulting in a basic per-share loss of $0.00 for both periods based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided by our financing activities totaled $40,800 for the nine months ended December 31, 2011 and compared to $Nil provided for the same period in 2010. Cash decreased to $2,879 as of December 31, 2011 from $3,150 at March 31, 2011.

Net cash flows for the nine months ended December 31:	2011	2010
Net (loss)	$(132,611)	$(184,390)
Net cash flows (used in) operating activities	(24,311)	(28,684)
Net cash flows provided by investing activities	-	22,365
Net cash flows provided by financing activities	40,800	-
Effect of currency change on cash	(16,760)	(212)
Net decrease in cash and cash equivalents	(271)	(6,531)
Cash and cash equivalents at beginning of the year	3,150	8,573
Cash and cash equivalents at end of period	2,879	2,042

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

During the period October 10, 2005 (inception) to December 31, 2011, we generated no revenue and we had an accumulated deficit of $70,339,287.  We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5 - Other Information

None.

 Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Guido Hilekes (Principal Executive Officer) dated February 10, 2012.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Principal Financial Officer) dated February 10, 2012.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Guido Hilekes (Principal Executive Officer) dated February 10, 2012.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. tighe (Principal Financial Officer) dated February 10, 2012.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: February 10, 2012	By:	/s/ Guido Hilekes
Name: Guido Hilekes Title: Principal Executive Officer