Form 10-K
TAMM Oil & Gas Corp.
filed 2012-06-28
CIK 1374845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

   TAMM OIL AND GAS CORP .
(Exact name of the Company as specified in its charter)

   Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

   Suite 110,  10 Sierra Morena Mews SW, Calgary, AB, Canada T3H 3Ka5
 (Address of principal executive offices) (Zip Code)

   403 513-2663
(Registrant's telephone number, including zip code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act. Yes ☐No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2012, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of TAMM Oil and Gas Corp. was approximately $12,139,050. This estimate is based on the last sale price per share of $.225 on March 31, 2012 on the OTCBB, and 57,805,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of June 01, 2012 was 92,582,524.

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

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada.  We have acquired a 100% interest in 24 sections of Oil Sands leases and a 100% interest in 24 sections of Petroleum and Natural Gas (P&NG) which are contiguous to our major block of Oil Sands leases and are situated in the Peace River Oil Sands area of northwestern Alberta.

None of our properties are currently in the production stage.

For the years ended March 31, 2012 and 2011, and from October 10, 2005 (date of inception) through March 31, 2012, we reported net losses of $388,592, $4,837,401 and $70,595,268 respectively.

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

Reports to Security Holders and Available Information

Our principal executive offices are located at Suite 110, !0 Sierra Morena Mews SW, Calgary AB T3H 3K5. Our telephone number is (403) 513-2663. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2012, we have an accumulated deficit of $70,595,268. Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

Guido Hilekes, our President, devotes only 2 hours per week to our business. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

The services of our President~~,~~ Chairman of the Board and other Board Members are essential to the success of our business; the loss of any of these personnel will adversely affect our business.

Our business depends upon the continued involvement of our Chairman of the Board, and other board members who collectively have oil related experience of at least 30 years. The loss, individually or cumulatively, of these personnel would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. Before you decide whether to invest in our common stock, you should carefully consider that the loss of their expertise, may negatively impact your investment in our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We rent our principal executive offices from Sicamous Oil and Gas Consultants Ltd. We pay Sicamous $1,000 on a month to month basis for office space, infrastructure and support services. Our space is sufficient for our needs. At the present time, we have no real estate holdings nor are there plans to acquire any real property interests.

Oil Sands and Petroleum and Natural Gas (P&NG) Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 23 sections of Oil Sands leases, amounting to approximately 14,780 gross  and net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire  in 2023; and

•
We have a 100% interest in 24 sections of Petroleum and Natural Gas (P&NG) leases, amounting to approximately gross  and net 15,299 acres . P&NG leases provide that we have 5 years to explore on the leased lands. Our P&NG leases expire in 2013.  Based on successful exploration programs these leases can be then extended as long as production is maintained.

The majority of lands associated with our Oil Sands leases and P&NG leases are contiguous, and situated in the Peace River Oil Sands area of northwestern Alberta. If economic production is proven on our lease parcels, we will automatically be given the right to extend the leases as they expire.

During the year ended March 31, 2012, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at March 31, 2012. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2012.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $372,721, net of tax, or $0.0 per share during the year ended March 31, 2012 to reduce the carrying value of 14 sections of  Peace River leases to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

On May 31, 2012 the Company entered binding letter of intent as combination of Oilsands leases in the Manning area consisting of 23 sections of Oilsand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

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

On May 11, 2012, the Court of Queen’s Bench granted an order ceasing Cougar Oil and Gas’s proceedings under the CCAA and an order (the “Appointment Order”) appointing Ernst & Young Inc. as receiver and manger (the “Receiver”) of the property, assets and undertakings (the “Property”) of Cougar . The farm in’s  where Cougar earned rights as operator were  terminated prior to this with no rights earned by Cougar.

On June 12, 2009, we acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta, in exchange for 1,000,000 shares of our common stock valued at $800,000. During the year ended March 31, 2011, the oil sands leases expired, therefore incurred an impairment charge of $800,000 in prior period operations.

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

Subsequent to this at the April 2011 land sale, extensive bidding resulted in most of the adjacent lands being purchased at higher or equal to prices than the prices TAMM paid.  The majority of the lands were bought in large blocks of a township (36 sections or 23,404 acres) at a time with a range of $15.50 to $171.50 per hectare.

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

2011	Low Bid	High Bid
First Quarter	$0.15	$0.505
Second Quarter	$0.20	$0.64
Third Quarter	$0.16	$0.35
Fourth Quarter	$0.091	$0.34
2012
First Quarter	$0.184	$0.38
Second Quarter	$0.18	$0.35
Third Quarter	$0.125	$.023
Fourth Quarter	$0.128	$0.25

 Holders

As of March 31, 2012, there were 32 shareholders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2012, we had 92,582,524 common shares issued and outstanding.

As of March 31, 2012, we have no shares of preferred stock issued and outstanding.

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

In May 26, 2011 we completed a series of 7 agreements to issue 11,667,282 shares in settlement of debt agreements. A portion of this was completed prior to year end March 31, 2011 and thus are reflected in this filing.   As of The total value of the agreements including interest was $1,750,093.  The settlement was based on the 30 day weighted average of the stock prior at the date of the agreements and board approval of March 25, 2011. The shares are being issued restricted under the 144 rule.

During the year ended March 31, 2012, the Company issued an aggregate of 10,602,524 shares of its common stock in settlement of outstanding notes and other obligations previously recorded as to be issued at March 31, 2011 (see above).

In June 2011, the Company issued 1,200,000 shares of common stock for $50,000 cash and $100,000 of accrued liabilities.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock in 2007, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2012.

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

(a)    Liquidity and capital resources – 2012 and 2011

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2012	2011
Current Assets	$15,202	$12,696
Current Liabilities	578,958	717,275

Working Capital (Deficit)	$(563,756)	$(704,579)

Our current assets increased by $2,506 from $12,696 as of March 31, 2011 to $15,202 at March 31, 2012.  The increase was primarily from an increase in GST receivables, net with a decrease in cash.

Our working capital deficit decreased by $140,823 to a $563,756 as of March 31, 2012, from $704,579 at March 31, 2011. Accounts payable and accrued expenses decreased from $546,476 as of March 31, 2011 to $519,461 as of March 31, 2012 primarily due cancellation of debt due to creditor bankruptcy and debt forgiveness.  In addition, we settled an outstanding deposit of $100,000 with the issuance of common stock during the year ended March 31, 2012.

Related party advances decreased to $59,497 as of March 31, 2012 from $70,799 as of March 31, 2011 solely due to foreign currency translations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2012 and 2011.

During 2012, there were no material changes to our property and equipment.

March 31	2012	2011
Office equipment	$77	$184
Fixed assets net	$77	$184

 (a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2012.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $13,789,702 as of March 31, 2012, from $14,436,369 as of March 31, 2011. The primary reasons for the decrease our net incurred loss of $388,592 combined with a foreign currency translation loss of $408,076, net with sale of our common stock of $150,000.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2012 and 2011.

Years ended March 31	2012	2011
General and administrative	$(148,154)	$(636,273)
Asset impairments	(372,721)	(800,000)
Operating loss	(520,874)	(1,436,273)
Gain (loss) on settlement of debt	134,932	(3,340,183)
Other income (loss)	(2,650)	(60,955)
Net loss	(388,592)	(4,837,401)
Net loss per share - basic and diluted	(0.00)	(0.06)
Weighted average shares - basic and diluted	90,915,522	80,780,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue.  During both 2012 and 2011, our revenues were $0.

Production costs. Production costs remained $0 during 2012 and 2011.

Exploration & development.  Exploration and mine development costs was $0 during 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $488,121, or 76.7%, to $148,052 during 2012 from $636,173 during 2011. We attribute the decrease in our general and administrative expenses to professional and legal fees.  During the year ended March 31, 2011, we reimbursed other parties incurred costs associated with the Company's legal activities dated to prior years.

Depreciation.  Depreciation was $102 in 2012, $100 in 2011.

Impairment.  During the year ended March 31, 2012, we impaired 14 sections of our Peace River P&NG leases.  As such, we incurred an impairment of our investment of $372,721 during the year ended March 31, 2012.

During the year ended March 31, 2011, our oil sand leases we previously acquired with issuance of common stock expired.  As such, we incurred an impairment of our investment of $800,000 during the year ended March 31, 2011.

Gain (loss) on settlement of debt. During the year ended March 31, 2012, we recorded a gain on settlement of debt of $134,932 primarily from a related party bankruptcy proceedings and secondarily forgiveness of credit balance due.  During the year ended March 31, 2011, we agreed to issue 11,667,282 shares of our common stock and three year warrants to purchase our common stock at an exercise price of $0.30 for settlement of an aggregate of $1,750,093  of outstanding obligations.  The excess of fair value of the stock and warrants to be issued over the carrying value of the debt of $3,340,173 was charged to prior  period operations.

Net loss. Our net loss in 2012 was ($388,592) compared to ($4,837,401) in 2011, resulting in a basic per-share loss of $(0.00) in 2012 and $(0.06) in 2011 based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes. Net cash flows provided by our financing activities totaled $40,613 in 2012, primarily from the sale of our common stock, net with repayments of related party loans and compared to $Nil provided in 2011. Cash decreased to $2,871 as of March 31, 2012 from $3,150 at March 31, 2011.

Net cash flows for the years ended	2012	2011
Net (loss)	$(388,592)	$(4,837,401)
Net cash flows used in operating activities	(31,458)	(26,013)
Cash flows used in investing activities		(825)
Net cash flows provided (used in)by financing activities	40,613	-
Effect of currency change on cash	(9,434)	21,415
Net decrease in cash	(279)	(5,423)
Cash beginning of year	3,150	8,573
Cash end of year	2,871	3,150

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

During the year ended March 31, 2012, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at March 31, 2012. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2012.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $372,721, net of tax, or $0.0 per share during the year ended March 31, 2012 to reduce the carrying value of 14 sections of  Peace River leases to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights is recorded at $1,626,760.  In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights are recorded at $9,763,240

On May 31, 2012 the Company entered binding letter of intent as combination of Oilsands leases in the Manning area consisting of 23 sections of Oilsand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

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
 .
The first phase of the farm-in consists of the private corporation performing a $2.5million work program to earn a 30% working interest in the Company's heavy oil prospect. Subsequent year programs of $6.5 million dollars will earn an additional 20% working interest.

The private corporation has a related party relationship to the Company due to family members serving on the board of directors of each company and a common director was added to both Board of Directors. See subsequent event notes.

Cougar was the designated operator in this agreement, however due to the Cougar receivership, Cougar has ceased operations and will not earn under this agreement.

(e) Accounting policies

(e) (1) Critical accounting policies

A summary of our significant accounting policies is contained in Note 1 to our Notes to consolidated financial statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Not applicable. We do not presently or otherwise engage in market risk sensitive instruments.

  Item 8. Financial Statements and Supplementary Data

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Tamm Oil and Gas Corp.
Calgary, Canada

We have audited the accompanying consolidated balance sheets of Tamm Oil and Gas Corp. and its subsidiary (the “Company”) an exploration stage company, as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2012 and for the period from October 10, 2005 (date of inception) through March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tamm Oil and Gas Corp. and its subsidiary as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2012 and for the period from October 10, 2005 (date of inception) through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not commenced its planned principal operations and has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
June 26, 2012

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$2,871	$3,150
Accounts receivable	11,522	8,737
Other current assets	809	809
Total current assets	15,202	12,696

Property, plant and equipment:
Oil sands properties, unevaluated	14,037,887	14,825,270
Furniture and equipment, net	77	184
Total property, plant and equipment	14,037,964	14,825,454

Other assets:
Investment in affiliated entity	315,494	-
Receivable from affiliated entity	-	315,494
Total other assets	315,494	315,494

Total assets	$14,368,660	$15,153,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$519,461	$546,476
Deposits	-	100,000
Advances from related parties	59,497	70,799
Total current liabilities	578,958	717,275

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 and 80,780,000 shares issued and outstanding as of March 31, 2012 and 2011, respectively	92,583	80,780
Common stock to be issued	330,075	3,616,857
Additional paid in capital	83,288,291	79,863,311
Deficit accumulated during exploration stage	(70,595,268)	(70,206,676)
Accumulated other comprehensive income	674,021	1,082,097
Total stockholders' equity	13,789,702	14,436,369

Total liabilities and stockholders' equity	$14,368,660	$15,153,644

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			October 10, 2005
			(date of inception)
	Year ended March 31,		through
	2012	2011	March 31, 2012
OPERATING EXPENSES:
Selling, general and administrative	$148,051	$636,173	$2,618,325
Loss on impairment of oil and gas properties	372,721	800,000	64,565,749
Depreciation	102	100	1,089
Total operating expenses	520,874	1,436,273	67,185,163

Loss from operations	(520,874)	(1,436,273)	(67,185,163)

OTHER INCOME (EXPENSE)
Foreign exchange expense	-	-	(115)
Interest expense	(2,650)	(60,955)	(165,208)
Gain (loss) on forgiveness & settlement of debt	134,932	(3,340,173)	(3,205,241)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(388,592)	(4,837,401)	(70,592,759)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(388,592)	$(4,837,401)	$(70,595,268)

Net loss per common share (basic and diluted)	$(0.00)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	90,915,522	80,780,000

Comprehensive (loss) income:
Net loss	$(388,592)	$(4,837,401)	$(70,595,268)
Foreign currency translation (loss) gain	(408,076)	647,597	674,021

Comprehensive loss:	$(796,668)	$(4,189,804)	$(69,921,247)

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through March 31, 2012

					Other	(Deficit) Accumulated
	Common stock		Additional	Common Stock	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-		$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	-	100,000
Net (loss)	-	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	-	(2,134)	101,866
Net (loss)	-	-	-	-	-	(69,346)	(69,346)
Balance, March 31, 2007	90,000,000	90,000	14,000	-	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	-	10,200,000
Net (loss)	-	-	-	-	-	(60,737,189)	(60,737,189)
Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	-	(60,808,669)	5,458,491
Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-	-
Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-	-
Foreign currency translation loss	-	-	-	-	(1,086,645)	-	(1,086,645)
Net loss	-	-	-	-	-	(1,232,139)	(1,232,139)

Balance, March 31, 2009	62,780,000	62,780	66,204,380	-	(1,086,645)	(62,040,808)	3,139,707
Common stock issued in exchange for Union Energy, LLC	1,000,000	1,000	799,000	-	-	-	800,000
Common stock issued in exchange for investments	17,000,000	17,000	11,373,000	-	-	-	11,390,000
Foreign currency translation gain	-	-	-	-	1,521,145	-	1,521,145
Net loss	-	-	-	-	-	(3,328,467)	(3,328,467)
Balance, March 31, 2010	80,780,000	80,780	78,376,380	-	434,500	(65,369,275)	13,522,385
Common stock to be issued in settlement of debt	-	-	-	3,616,857	-	-	3,616,857
Fair value of warrants issued in settlement of debt	-	-	1,486,931	-	-	-	1,486,931
Foreign currency translation gain	-	-	-	-	647,597	-	647,597
Net loss	-	-	-	-	-	(4,837,401)	(4,837,401)
Balance, March 31, 2011	80,780,000	80,780	79,863,311	3,616,857	1,082,097	(70,206,676)	14,436,369
Common stock issued in settlement of debt	10,602,524	10,603	3,276,180	(3,286,783)	-	-	-
Sale of common stock	1,200,000	1,200	148,800	-	-	-	150,000
Foreign currency translation loss	-	-	-	-	(408,076)	-	(408,076)
Net loss	-	-	-	-	-	(388,592)	(388,592)
Balance, March 31, 2012	92,582,524	$92,583	$83,288,291	$330,075	$674,021	$(70,595,268)	$13,789,702

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
	For the year ended March 31,		(date of inception)
	2012	2011	through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,592)	$(4,837,401)	$(70,595,268)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	102	100	1,089
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	372,721	800,000	64,565,749
Common stock to be issued in settlement of assumed debt	-	433,164	433,164
(Gain) loss on forgiveness & settlement of debt	(134,932)	3,340,173	3,205,241
Increase in accounts receivable	(3,051)	(4,350)	(8,571)
(Increase) Decrease in prepaid expenses	(23)	(809)	232
Decrease in accounts payable	122,317	243,110	1,175,873
Net cash used in operating activities	(31,458)	(26,013)	(1,185,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	(50,825)	(1,201,439)
Decrease in receivables, affiliates	-	50,000	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	(825)	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	(9,387)	-	(535,376)
Net cash provided by financing activities	40,613	-	2,625,919

Effect of currency rate change on cash	(9,434)	21,415	149,755

Net (decrease) increase in cash and cash equivalents	(279)	(5,423)	2,871
Cash and cash equivalents at beginning of period	3,150	8,573	-
Cash and cash equivalents at end of period	$2,871	$3,150	$2,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$1,486,931	$1,486,931
Common stock issued in settlement of debt	$-	$3,616,857	$3,616,857

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2012, the Company has accumulated losses of $70,595,268.

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

During the year ended March 31, 2011, the acquired leases expired, therefore the Company recorded an impairment loss of $800,000 in prior period operations.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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
MARCH 31, 2012

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

During the year ended March 31, 2012, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at March 31, 2012. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2012.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $372,721, net of tax, or $0.0 per share during the year ended March 31, 2012 to reduce the carrying value of 14 sections of  Peace River leases to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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
MARCH 31, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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
MARCH 31, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the years ended March 31, 2012 and 2011, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

As of March 31, 2012, there were no outstanding employee stock options.

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
MARCH 31, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year and inception to date periods ended March 31, 2012, the Company has incurred losses of $388,592 and $70,595,268, respectively.  In addition, as of March 31, 2012, the Company had a working capital deficit of $563,756, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

On December 5, 2011, the Company exchanged the outstanding receivable from Alberta for 16 shares (10.46% interest) of Alberta and a non interest bearing obligation of $315,494.  (see Note 4 below)

NOTE 4 – INVESTMENT IN AFFILIATED ENTITY

As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non interest bearing obligation of $315,494. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost.  From December 5, 2011 to March 31, 2012, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Peace River

The Company leases 21 sections of oil sands leases in the Peace River region held at $718,903.

During the year ended March 31, 2012, the Company management performed an evaluation of its unproved properties for purposes of determining the implied fair value of the assets at March 31, 2012. The test indicated that the recorded remaining book value of its royalty agreement exceeded its fair value for the year ended March 31, 2012.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $372,721, net of tax, or $0.0 per share during the year ended March 31, 2012 to reduce the carrying value of 14 sections of  Peace River leases to $-0-. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – OIL SANDS PROPERTIES (continued)

On May 31, 2012 the Company entered binding letter of intent as combination of Oilsands leases in the Manning area consisting of 23 sections of Oilsand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

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

Cougar was the designated operator in this agreement, however due to the Cougar receivership, Cougar has ceased operations and will not earn under this agreement.

The private corporation has a related party relationship to the Company due to family members serving on the board of directors of each company and a common director was added to both Board of Directors.

NOTE 6 – NOTES PAYABLE TO AFFILIATED ENTITY

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

In March, 2011, the Company entered into a subscription agreement whereby the Company agreed to issue an aggregate of 11,667,282 shares of the Company's common stock and 5,833,643 warrants to purchase the Company's common stock at an exercise price of $0.30 for three years from the date of issuance in settlement of an aggregate of $1,750,093 in outstanding related party advances, expense reimbursements, notes payable and related accrued interest.  In connection with the transaction, the Company recorded a loss on settlement of debt of $3,340,173 in prior period operations.  As of March 31, 2012, the 10,602,524 common shares has been issued with 1,064,758 remaining as unissued and are therefore shown as to be issued in the Company's balance sheet.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 – NOTES PAYABLE TO AFFILIATED ENTITY   (continued)

During the year ended March 31, 2011 and 2012, the Company did not receive advances from related parties.  Total advances at March 31, 2012 amount to $59,497.  Changes in the balance from March 31, 2011 represent payments in aggregate of  $9,387 during the year ended March 31, 2012.

NOTE 7 – CAPITAL STOCK

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

As of March 31, 2012 and 2011, there were 92,582,524 and 80,780,000 shares of common stock issued and outstanding, respectively.

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
MARCH 31, 2012

NOTE 7 – CAPITAL STOCK (continued)

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

 During the year ended March 31, 2012, the Company issued an aggregate of 10,602,524 shares of its common stock in settlement of outstanding notes and other obligations previously recorded as to be issued at March 31, 2011. Also, company issued 1,200,000 common stock at fair value of $150,000.

NOTE 8 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2012:

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 8 – OPTIONS AND WARRANTS (continued)

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	2.15	$0.25	1,200,000	$0.25
$0.30	5,833,643	1.98	$0.30	5,833,643	$0.30
	7,033,643	2.01		7,033,643	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2010	—	$—
Granted	5,833,643	0.30
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2011	5,833,643	0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2012	7,033,643	$0.29

In connection with the sale of common stock, the Company issued warrants to purchase 1,200,000 of the Company's common stock at $0.25 per share expiring three years from the date of issuance.

Options

As of March 31, 2012 and  2011, the Company had no outstanding options.

NOTE 9 - CONTINGENCIES

Operating leases

The Company is provided operating facilities from an affiliated entity at no cost.

Consulting agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 - CONTINGENCIES (continued)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its corporate use at $1,000 per month on a month to month basis from an entity with common senior management.

During the year ended March 31, 2012, the Company paid back $9,387 in advances from related parties.  Total advances at March 31, 2012 amounted to $59,497 excluding discussion below. The advances are due on demand with interest of 5% per annum.  The Company incurred $2,650 as interest for the year ended March 31, 2012.

During the year ended March 31, 2011, the Company agreed to issue 1,770,511 shares of its common stock to reimburse a related party for legal expenses and other costs incurred on the Company's behalf  totally $265,577.  The Common stock was issued during the year ended March 31, 2012.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS (continued)

Investment

 As described Note 4, above, the Company exchanged an outstanding receivable from an affiliated entity, 1132559 Alberta Ltd. ("Alberta") for 16 shares of Alberta and a non interest bearing demand obligation of $308,868. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost.

NOTE 11 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating losses	$1,295,694	$1,163,573
Total gross deferred tax assets	1,295,694	1,163,573
Less valuation allowance	(1,295,694)	(1,163,573)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2012, the Company has available net operating loss carry forwards of approximately $5,153,000 for federal and state income tax purposes. The net operating losses will expire through 2032 and 2022 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit cannot be established.

At March 31, 2012 and 2011, the Company’s tax provision consists of:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$—

For the years ended March 31, 2012 and 2011, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 11 – INCOME TAXES (continued)

	2012	2011
Computed expected federal tax benefits	$(25,596,114)	$(23,843,290)
Permanent difference, impairment of certain investments	24,305,319	22,821,784
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	1,290,795	1,021,505
Provision for income taxes	$-0-	$-0-

NOTE 12 – SUBSEQUENT EVENTS

Effective April 17, 2012 - The Company announced that Mr. Stephen Andrew Fogle has been nominated and elected to the Board of Directors of the Corporation effective April 17, 2012. Mr. Fogle brings investment management experience from USA, Europe, Africa and South America with specific expertise in Mining and Natural resources. He has Operational and Management experiences at the CEO and board level.

On May 31, 2012, the Company reached a binding agreement with CEC North Star Energy Ltd (ÇEC North Star”) of Calgary Alberta to transfer the oilsands leases it holds in the Manning Area in escrow pending a series of events being completed.  CEC North Star will issue shares in escrow North Star common voting shares at the agreed value per shares issued from Treasury of Thirty Two Dollars ($32.00) Cdn. for a total of 5,062,500 shares.  Due to family relationships between CEC North Star Energy and the Company, Mr. Tighe abstained from voting on the transaction. Due to a common board position on both companies, Mr. Hilekes abstained from voting on the transaction.  North Star will be responsible for rental costs of the Manning lands going forward.  Tamm acknowledges and consents to CEC transferring the balance of the farm in agreement that would apply to the P&NG leases, to North Star.  The GORR in place on the Tamm leases will remain the obligation of Tamm under this arrangement

The transaction has two key requirements to close – the put/call – 1. TAMM is to re-domicile to Alberta based on a shareholder vote at the next AGM and required documentation, regulatory requirements being completed.  2. Post the re-domicile, approval of the majority of the TAMM shareholders of the transaction at the same AGM would be required.  Upon signing this agreement, Mr. Hilekes is appointed to the Board of Directors of CEC North Star  and Mr. Tighe is appointed as COO of CEC North Star. The agreement is attached as an exhibit.

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of  fiscal 2013 that was not reported.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of the filing of this Form 10-K.

Name	Age	Position	Term of Office Since
William Tighe	62	Chairman of Board, Director	11/27/07
Stephen A Flogle	44	Director	4/17/12
Harri Huuskonen	49	Director	8/6/10
Guido Hilekes	56	Director and CEO/President	3/3/11

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

On April 17, 2012, we appointed Mr. Stephen Andrew Fogle as a Director of the Company effective immediately.  Mr. Fogle has extensive operational and management experiences at the CEO and board level.

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

Corporate Governance:

(a) Director Independence

See our disclosure at page 32 under Item 13.

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

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2012, we did not conduct a Shareholder or Board of Directors meeting.

(e) Annual Shareholder Meetings

During our Fiscal Year 2012, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2012.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2012 and 2011. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation
Sean Dickenson	2010	$0	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

Gerald Vikse	2010	$0	$0	$0	$0	$0
VP-Operations	2011	$0	$0	$0	$0	$0
Director (resigned)	2012	$0	$0	$0	$0	$0

Wiktor Musial	2010	$0	$0	$0	$0	$0
President/Secretary	2011	$0	$0	$0	$0	$0
Treasurer (resigned)	2012	$0	$0	$0	$0	$0

Donald Hryhor	2010	$0	$0	$0	$0	$0
Director (resigned)	2011	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation
William Tighe	2010	$0	$0	$0	$0	$0
Chairman of the Board	2011	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0

Guido Hilekes	2011	$0	$0	$0	$0	$0
Director	2012	$0	$0	$0	$0	$0
.
Harri Huuskonen	2011	$0	$0	$0	$0	$0
Director	2012	$0	$0	$0	$0	$0

Trevor M. Countryman	2011	$0	$0	$0	$0	$0
Secretary/Treasurer	2012	$0	$0	$0	$0	$0

Stephen A Fogle	2012	$0	$0	$0	$0	$0
Director

(c)      Options/SAR granted during year-ended March 31, 2012

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2012.

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

We did not re-price any options previously granted during the year ended March 31, 2012.

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

The following tables assume, based on our stock records, that there are 92,582,524 shares of our common stock, $0.001 par value, currently issued and outstanding. As noted on page 15 of this Form 10-K, we rescinded our December 27, 2007 share issuance of 21,533,000 shares of our common stock to 3 Deep Well shareholders in connection with the December 27, 2007 exchange of shares between us and those 3 Deep Well shareholders. In addition, in July 2008, 34,000,000 shares of the Company’s common stock previously issued to founders in October 2005 were returned for cancellation.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
1141577 Alberta Ltd	19,375,000	20.9. %
Zentrum Energie Trust AG
William Tighe	5,100,000	5.5%
Asperago Holdings SA	6,245,143	6.75%
Dianella Ltd	6,594,333	7.12%

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
William Tighe Chairman of the Board Suite 110, 10 Sierra Morena Mews , S.W. Calgary, Alberta, Canada	5,100,000	5.5%

Guido Hilekes Director Calgary, Alberta, Canada	358,937	0.39%

Officers/ Directors as a Group	5,458,937	5.9%

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

Item 14. Principal accountants’ fees and services

	Fiscal year ended March 31,
Description	2011	2012

Year end audit and review of quarterly interim financial statements	$10,000	$40,000

Other audit related fees not included above	Nil	nil

Tax compliance, tax advice and tax planning	Nil	nil

Total	$10,000	$40,000

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

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements change dates and include inception to date

The following documents are filed as part of this report:

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit Number	Description

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

2	Articles of Merger dated November 6, 2007, incorporated by reference as filed with the SEC on November 14, 2008 on Form 10Q for the quarterly period ended September 30, 2007.

3(i)	Articles of Incorporation incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2.

3(ii)	Bylaws incorporated by reference, filed with the SEC on September 7, 2006 on Form SB-2 .

10.1	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank Ltd., incorporated by reference as filed with SEC on Form 8-K on July 2, 2008

10.2	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with SEC on Form 8-K on July 2, 2008.

10.3	Termination and Rescission Agreement dated as of July 1, 2008, between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on Form 8-K on July 1, 2008.

10.4	Letter Agreement dated November 7, 2007 with 1004731 Alberta Ltd and Muzz Investments, incorporated by reference as filed with the SEC on November 27, 2008 on Form 8-K.

10.5	Share Exchange Agreement between TAMM Oil and Gas Corp. and Rahn & Bodmer, incorporated by reference as filed with the SEC on January 9, 2008 on Form 8-K

10.6	Share Exchange Agreement between TAMM Oil and Gas Corp. and Arthur Sulzer, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.7	Share Exchange Agreement between TAMM Oil and Gas Corp. and LB (Swiss) Private Bank, Ltd, incorporated by reference as filed with the SEC on December 31, 2008 on Form 8-K

10.8	November 26, 2007 Agreement between TAMM Oil and Gas Corp., 1004731 Alberta Ltd. and Muzz Investments Inc., incorporated by reference as filed with the SEC on January 9, 2008.

10.9	December 12, 2003 Royalty Agreement between Mikwec Energy and Nearshore Petroleum Corporation, incorporated by reference as filed with the SEC on January 9, 2008.

10.10	May 31, Letter of Intent between TAMM Oil and Gas Corporation and CEC North Star Energy Ltd

16.1	Letter from Square Milner, Independent Registered Public Accounting Firm, as filed with the SEC on February 4, 2008 on Form 8-K, incorporated as reference

31.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a) 15d-14(a)

32.1	Certification by the Principal Executive Officer/Principal Financial Officer pursuant to Section 1350

99.1	April 1, 2008 Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on May 12, 2008 on Form 8-K

99.2	Updated Report by Chapman Petroleum Engineering Ltd, incorporated by reference as filed with the SEC on June 24, 2008 on Form 8-K

99.3	Updated Report by Chapman Petroleum Engineering Ltc, incorporated by reference as filed with the SEC on May 26, 2011 on Form 8-K

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

March 22, 2011 Item 5.02-Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on March 22, 2011.

TAMM OIL AND GAS

By:  /s/ William S. Tighe
William S. Tighe,
Chief Executive Officer/Chairman of the Board/Principal Financial Officer

Date: June 28, 2012