Form 10-Q
period 2012-06-30
TAMM Oil & Gas Corp.
filed 2012-08-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the quarterly period ended June 30, 2012

OR

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-137174

TAMM OIL AND GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 Hochwachtstrasse 4 Steinhausen 6312 ch
(Address of principal executive offices)

403-680-9441
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x   No ♦

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ♦	Accelerated filer ♦
Non-accelerated filer ♦	Smaller reporting company x

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ♦    No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of August 14, 2012.

TAMM OIL AND GAS CORP.

TABLE OF CONTENTS

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012	2

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011, and from October 10, 2005 (date of inception) through June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, and from October 10, 2005 (date of inception) through June 30, 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management.  Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements.  Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission.  The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read  in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report.  These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2012 as filed with the Commission on June 28, 2012.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash	$-	$2,871
Accounts receivable	11,213	11,522
Other current assets	787	809
Total current assets	12,000	15,202

Property, plant and equipment:
Oil sands properties, unevaluated	13,662,360	14,037,887
Furniture and equipment, net	-	77
Total property, plant and equipment	13,662,360	14,037,964

Other assets:
Investment in affiliated entity	315,494	315,494

Total assets	$13,989,854	$14,368,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$534,292	$519,461
Deposits	57,906	59,497
Total current liabilities	592,198	578,958

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of June 30, 2012 and March 31, 2012	92,583	92,583
Common stock to be issued	330,075	330,075
Additional paid in capital	83,288,291	83,288,291
(Deficit) accumulated during exploration stage	(70,626,945)	(70,595,268)
Accumulated other comprehensive (loss)	313,652	674,021
Total stockholders' equity	13,397,656	13,789,702

Total liabilities and stockholders' equity	$13,989,854	$14,368,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period
			October 10, 2005
			(date of inception)
	Three months ended June 30,		through
	2012	2011	June 30, 2012
OPERATING EXPENSES:
Selling, general and administrative	$30,880	$66,735	$2,649,205
Loss on impairment of oil and gas properties	-	-	64,565,749
Depreciation	77	26	1,166
Total operating expenses	30,957	66,761	67,216,120

Loss from operations	(30,957)	(66,761)	(67,216,120)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	(720)	(687)	(165,928)
Loss on settlement of debt	-	-	(3,205,241)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(31,677)	(67,448)	(70,624,436)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(31,677)	$(67,448)	$(70,626,945)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	87,649,657

Comprehensive (loss) income:
Net (loss)	$(31,677)	$(67,448)	$(70,626,945)
Foreign currency translation (loss) gain	(360,369)	76,090	313,652

Comprehensive (loss) income:	$(392,046)	$8,642	$(70,313,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			October 10, 2005
	For the three months ended June 30,		(date of inception)
	2012	2011	through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,677)	$(67,448)	$(70,626,945)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	77	26	1,166
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	64,565,749
Common stock to be issued in settlement of assumed debt	-	-	433,164
Gain (loss) on settlement of debt	-	-	3,205,241
Decrease (increase) in accounts receivable	-	(641)	(8,571)
Decrease (increase) in prepaid expenses	-	(9,996)	232
(Decrease) increase in accounts payable	28,727	37,636	1,204,600
Net cash (used in) operating activities	(2,873)	(40,423)	(1,188,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	(9,982)	(535,376)
Net cash provided by financing activities	-	40,018	2,625,919

Effect of currency rate change on cash	2	1,440	149,757

Net (decrease) increase in cash and cash equivalents	(2,871)	1,035	-
Cash and cash equivalents at beginning of period	2,871	3,150	-
Cash and cash equivalents at end of period	$-	$4,185	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$-	$3,616,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2012, included in the Company’s Form 10-K filed with the SEC on June 28, 2012.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2012, the Company has accumulated losses of $70,626,945.

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
JUNE 30, 2012

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
JUNE 30, 2012

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three months ended June 30, 2012 and 2011, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Reclassifications

Certain amounts reported in the Company’s consolidated financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Reliance on Key Personnel and Consultants

The Company has no full-time employees and no part-time employees.  There are approximately 2 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months and inception to date periods ended June 30, 2012, the Company has incurred losses of $31,677 and $70,626,945, respectively.  In addition, as of June 30, 2012, the Company had a working capital deficit of $580,198, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – INVESTMENT IN AFFILIATED ENTITY

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

On December 5, 2011, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non interest bearing obligation of $315,494. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost.  From December 5, 2011 to June 30, 2012, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

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
JUNE 30, 2012

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

The first phase of the farm-in consists of the private corporation performing a $2.5million work program to earn a 30% working interest in the Company's heavy oil prospect. Subsequent year programs of $6.5 million dollars will earn an additional 20% working interest – this agreement has been assigned to CEC North Star Energy Inc by the private corporation.

Cougar was the designated operator in this agreement, however due to the Cougar receivership, Cougar has ceased operations and will not earn under this agreement and is no longer a participant in the agreement.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

As of June 30, 2012 and March 31, 2012, there were 92,582,524 shares of common stock  issued and outstanding.

NOTE 6 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	1.90	$0.25	1,200,000	$0.25
$0.30	5,833,643	1.73	$0.30	5,833,643	$0.30
	7,033,643	1.76		7,033,643	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2011	5,833,643	$0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2012	7,033,643	0.29
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at June 30, 2012	7,033,643	$0.29

Options

As of June 30, 2012 and March 31, 2012, the Company had no outstanding options.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its Canadian office use at $1,000 per month on a month to month basis from an entity with common senior management.

Total advances at June 30, 2012 amounted to $57,906. The advances are due on demand with interest of 5% per annum. The Company incurred $720 as interest for the three months ended June 30, 2012.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Investment

 As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity, 1132559 Alberta Ltd. ("Alberta") for 16 shares of Alberta and a non interest bearing demand obligation of $315,494. Alberta and the Company have officers and/or directors in common.

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

Material Contracts

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

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 12 – SUBSEQUENT EVENTS

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

(a)    Liquidity and capital resources – June 30, 2012 and March 31, 2012

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at June 30, 2012 and March 31, 2012.

	June 30, 2012	March 31, 2012
Current Assets	$12,000	$15,202
Current Liabilities	592,198	578,958

Working Capital (Deficit)	$(580,198)	$(563,756)

Our current assets decreased by $3,202 from $15,202 as of March 31, 2012 to $12,000 at June 30, 2012.  The decrease was primarily from changes in our cash balance.

Our working capital deficit increased by $16,442 to  $580,198 as of June 30, 2012, from $563,756 at March 31, 2012. Accounts payable and accrued expenses increased from $519,461 as of March 31, 2012 to $534,292 as of June 30, 2012 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment

During three months ended June 30, 2012, there were no material changes to our property and equipment.

	June 30 2012	March 31, 2012
Office equipment	$-	$77
Fixed assets net	$-	$77

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at June 30, 2011.

(a) (4) Derivative liability – Not applicable.

 (a) (5) Equity

Stockholders’ equity decreased to $13,397,656 as of June 30, 2012, from $13,789,702 as of March 31, 2012. The primary reason for the decrease is a $360,369 foreign currency translation loss net with our incurred year to date net loss of $31,677.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
General and administrative	$30,957	$66,761
Operating (loss)	(30,957)	(66,761)
Other (expense)	(720)	(687)
Net (loss)	(31,677)	(67,448)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	87,649,657

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

 Exploration & development. Exploration and mine development costs was $0 during the three months ended June 30, 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $35,855, or 53.6%, to $30,880 during three months ended June 30, 2012 from $66,735 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.  Depreciation was $77 for the three months ended June 30, 2012, $26 for the same period last year.

Net loss. Our net loss for the three months ended June 30, 2012 was $31,677 compared to $67,448 for the three months ended June 30, 2011, resulting in a basic per-share loss of $0.00 for both periods based on weighted average shares outstanding.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided by our financing activities was $nil for the three months ended June 30, 2012 and $40,018 for the same period in 2011. Cash decreased to $Nil as of June 30, 2012 from $2,871 at March 31, 2012.

Net cash flows for the three months ended June 30:	2012	2011
Net (loss)	$(31,677)	$(67,448)
Net cash flows (used in) operating activities	(2,873)	(40,423)
Net cash flows provided by investing activities	-	-
Net cash flows provided by financing activities	-	40,018
Effect of currency change on cash	2	1,440
Net decrease (increase) in cash and cash equivalents	(2,871)	1,035
Cash and cash equivalents at beginning of the year	2,871	3,150
Cash and cash equivalents at end of period	-	4,185

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

Our registered independent certified public accountants have stated in their report dated June 26, 2012, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2012, we generated no revenue and we had an accumulated deficit of $70,626,945.  We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5 - Other Information

None.

 Item 6 Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated August 14, 2012.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer)  dated August 14, 2012.

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 14, 2012	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chief Executive Officer/Chairman of the Board/Principal Financial Officer