Form 10-Q
period 2012-09-30
TAMM Oil & Gas Corp.
filed 2012-11-09
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of November 7, 2012.

TAMM OIL AND GAS CORP.

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012	2

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2012 and 2011, and from October 10, 2005 (date of inception) through September 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011, and from October 10, 2005 (date of inception) through September 30, 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash	$-	$2,871
Accounts receivable	-	11,522
Other current assets	819	809
Total current assets	819	15,202

Property, plant and equipment:
Oil sands properties, unevaluated	2,554,847	14,037,887
Furniture and equipment, net	-	77
Total property, plant and equipment	2,554,847	14,037,964

Other assets:
Investment in affiliated entity	315,494	315,494

Total assets	$2,871,160	$14,368,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$568,892	$519,461
Deposits	60,251	59,497
Total current liabilities	629,143	578,958

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of September 30, 2012 and March 31, 2012	92,583	92,583
Common stock to be issued	-	330,075
Additional paid in capital	83,288,291	83,288,291
Deficit accumulated during exploration stage	(81,525,434)	(70,595,268)
Accumulated other comprehensive loss	386,577	674,021
Total stockholders' equity	2,242,017	13,789,702

Total liabilities and stockholders' equity	$2,871,160	$14,368,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	Three months ended September 30,		Six months ended September 30,		through
	2012	2011	2012	2011	September 30, 2012
OPERATING EXPENSES:
Selling, general and administrative	$25,337	$32,363	$56,217	$99,098	$2,674,542
Loss on impairment of oil and gas properties	10,259,918	-	10,259,918	-	74,825,667
Depreciation	-	26	77	52	1,166
Total operating expenses	10,285,255	32,389	10,316,212	99,150	77,501,375

Loss from operations	(10,285,255)	(32,389)	(10,316,212)	(99,150)	(77,501,375)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	-	-	(115)
Interest (expense)	(720)	(638)	(1,440)	(1,325)	(166,648)
Loss on settlement of debt	(612,514)	-	(612,514)	-	(3,817,755)
Loss on impairment of fixed assets	-	-	-	-	(37,032)

Loss before provision for income taxes	(10,898,489)	(33,027)	(10,930,166)	(100,475)	(81,522,925)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET LOSS	$(10,898,489)	$(33,027)	$(10,930,166)	$(100,475)	$(81,525,434)

Net (loss) per common share (basic and diluted)	$(0.12)	$(0.00)	$(0.12)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,524	92,582,523	89,248,521

Comprehensive (loss) income:
Net (loss)	$(10,898,489)	$(33,027)	$(10,930,166)	$(100,475)	$(81,525,434)
Foreign currency translation gain (loss)	72,925	(1,166,614)	(287,444)	(1,090,524)	386,577

Comprehensive income (loss):	$(10,825,564)	$(1,199,641)	$(11,217,610)	$(1,190,999)	$(81,138,857)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
			(date of inception)
	For the six months ended September 30,		through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,930,166)	$(100,475)	$(81,525,434)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	77	52	1,166
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	10,259,918	-	74,825,667
Common stock to be issued in settlement of assumed debt	-	-	433,164
(Gain) loss on settlement of debt	612,514	-	3,817,755
Decrease (increase) in accounts receivable	11,213	(1,939)	2,642
Decrease (increase) in prepaid expenses	-	(10,837)	232
(Decrease) increase in accounts payable	43,571	103,218	1,219,444
Net cash (used in) operating activities	(2,873)	(9,981)	(1,188,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	(9,034)	(535,376)
Net cash provided by financing activities	-	40,966	2,625,919

Effect of currency rate change on cash	2	(30,566)	149,757

Net (decrease) increase in cash and cash equivalents	(2,871)	419	-
Cash and cash equivalents at beginning of period	2,871	3,150	-
Cash and cash equivalents at end of period	$-	$3,569	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$(330,075)	$-	$3,286,782
Transfer of oil & gas properties in settlement of debt	$942,589	$-	$942,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2012, included in the Company’s Form 10-K filed with the SEC on June 28, 2012.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2012, the Company has accumulated losses of $81,525,434.

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
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

On or about August 1, 2012 the Company in review of the development plans decided to release theses 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly the Company recorded an impairment of $10,259,918 to current period operations.

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
SEPTEMBER 30, 2012

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and six months ended September 30, 2012 and 2011, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications
Certain amounts reported in the Company’s consolidated financial statements for the prior periods may have been reclassified to conform to the current period presentation.

Reliance on Key Personnel and Consultants

The Company has no full-time employees and no part-time employees. There are approximately 2 consultants performing various specialized services. The Company is heavily dependent on the continued active participation of these current executive officers, and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the six months and inception to date periods ended September 30, 2012, the Company has incurred losses of $10,930,166 and $81,525,434, respectively. In addition, as of September 30, 2012, the Company had a working capital deficit of $628,324, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

NOTE 3 – INVESTMENT IN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2011, there were repayments of $88,905). The amount is recorded was receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. As of March 31, 2012 and September 30, 2012, the balance outstanding was $315,494.

On December 5, 2011, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non interest bearing obligation of $315,494. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost. From December 5, 2011 to September 30, 2012, the Company did not evaluate for impairment the fair value of the above cost-method investment, since there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

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
SEPTEMBER 30, 2012

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

On or about June 30, 2012, the Company exchanged this agreement for the outstanding debt owed to Asperago Holdings SA and recorded a loss on settlement of debt of $612,514. The Company no longer has any interests in the Sawn Lake area.

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

On or about August 1, 2012 the Company in review of the development plans decided to release theses 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 to current period operations.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

As of September 30, 2012 and March 31, 2012, there were 92,582,524 shares of common stock issued and outstanding.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	1.65	$0.25	1,200,000	$0.25
$0.30	5,301,264	1.48	$0.30	5,301,264	$0.30
	6,501,264	1.51		6,501,264	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2011	5,833,643	$0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2012	7,033,643	0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	6,501,264	$0.29

In connection with the settlement of debt as described in Note 4 above, an aggregate of 532,379 outstanding warrants were canceled.

Options

As of September 30, 2012 and March 31, 2012, the Company had no outstanding options.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases office space under an operating lease for its Canadian office use at $1,000 per month on a month to month basis from an entity with common senior management.

Accounts payable and accrued liabilities include advances from CEC Northstar of $60,575 (of which $37,500 had been refunded as of filing date), a Company with a board member and officer whom also are board members of the Company.

Total advances at September 30, 2012 amounted to $60,251 from a related party The advances are due on demand with interest of 5% per annum. The Company incurred $1,440 as interest for the six months ended September 30, 2012.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

NOTE 9 – SUBSEQUENT EVENTS

On October 26, 2012, Asperago Holdings SA  has advanced $37,500 dollars to the Company, funds used for payment of outstanding liabilities and operating expenses.

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

(a) Liquidity and capital resources – September 30, 2012 and March 31, 2012
(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at September 30, 2012 and March 31, 2012.

	September 30, 2012	March 31, 2012
Current Assets	$819	$15,202
Current Liabilities	629,143	578,958

Working Capital Deficit	$(628,324)	$(563,756)

Our current assets decreased by $14,383 from $15,202 as of March 31, 2012 to $819 at September 30, 2012. The decrease was primarily from changes in our cash balance and wrote off of our GST receivables.

Our working capital deficit increased by $64,568 to $628,324 as of September 30, 2012, from $563,756 at March 31, 2012. Accounts payable and accrued expenses increased from $519,461 as of March 31, 2012 to $568,892 as of September 30, 2012 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

During six months ended September 30, 2012, the Company abandoned the remaining property and equipment.

	September 30 2012	March 31, 2012
Office equipment	$-	$77
Fixed assets net	$-	$77

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at September 30, 2012.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $2,242,017 as of September 30, 2012, from $13,789,702 as of March 31, 2012. The primary reason for the decrease is our incurred year to date net loss of $10,930,166.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended September 30, 2012 and 2011:

Three months ended September 30,	2012	2011
General and administrative	$25,337	$32,363
Impairment of oil and gas properties	(10,259,918	-
Operating (loss)	(10,285,255)	(32,389)
Other (expense)	(613,234)	(638)
Net (loss)	(10,898,489)	(33,027)
Net (loss) per share - basic and diluted	(0.12)	(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,524

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During three months ended September 30, 2012, we incurred a loss on settlement of debt of $612,514 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss.

Exploration & development. Exploration and mine development costs was $0 during the three months ended September 30, 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $7,026 , or 22%, to $25,337 during three months ended September 30, 2012 from $32,363 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended September 30, 2012, $26 for the same period last year.

Net loss. Our net loss for the three months ended September 30, 2012 was $10,898,489 compared to $33,027 for the three months ended September 30, 2011 primarily from loss on settlement of debt and the release of P&NP leases, resulting in a basic per-share loss of $0.12 and $0.00 for three months ended September 30, 2012 and 2011, respectively based on weighted average shares outstanding.

Six month summary:

The following sets forth certain information regarding our results of operations for the six months ended September 30, 2012 and 2011:

Six months ended September 30,	2012	2011
General and administrative	$56,217	$99,098
Impairment of oil and gas properties	(10,259,918)
Operating (loss)	(10,316,212)	(99,150)
Other (expense)	(613,954)	(1,325)
Net (loss)	(10,930,166)	(100,475)
Net (loss) per share - basic and diluted	(0.12)	(0.00)
Weighted average shares - basic and diluted	92,582,523	89,248,521

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During six months ended September 30, 2012, we incurred a loss on settlement of debt of $612,514 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss.

Exploration & development. Exploration and mine development costs was $0 during the six months ended September 30, 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $42,881, or 43%, to $56,217 during six months ended September 30, 2012 from $99,098 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $77 for the six months ended September 30, 2012, $52 for the same period last year.

Net loss. Our net loss for the six months ended September 30, 2012 was $10,930,166 compared to $100,475 for the six months ended September 30, 2011 primarily from loss on settlement of debt and the release of P&NP leases, resulting in a basic per-share loss of $0.12 and $0.00 for six months ended September 30, 2012 and 2011, respectively based on weighted average shares outstanding.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided by our financing activities was $nil for the six months ended September 30, 2012 and $40,966 for the same period in 2011. Cash decreased to $Nil as of September 30, 2012 from $2,871 at March 31, 2012.

Net cash flows for the six months ended September 30:	2012	2011
Net (loss)	$(10,930,166)	$(100,475)
Net cash flows (used in) operating activities	(2,873)	(9,981)
Net cash flows provided by investing activities	-	-
Net cash flows provided by financing activities	-	40,966
Effect of currency change on cash	2	(30,566)
Net (decrease) increase in cash and cash equivalents	(2,871)	419
Cash and cash equivalents at beginning of the period	2,871	3,150
Cash and cash equivalents at end of period	-	3,569

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2012, we generated no revenue and we had an accumulated deficit of $81,525,434. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated November 9, 2012.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated November 9, 2012.

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	filed herewith
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

TAMM OIL AND GAS CORP.

Date: November 9, 2012	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chairman of the Board/Principal Financial Officer/Secretary/Treasurer