Form 10-Q
period 2012-12-31
TAMM Oil & Gas Corp.
filed 2013-02-13
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of February 13, 2013.

TAMM OIL AND GAS CORP.

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011, and from October 10, 2005 (date of inception) through December 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011, and from October 10, 2005 (date of inception) through December 31, 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash	$-	$2,871
Accounts receivable	-	11,522
Other receivable, related party	110,287	-
Other current assets	830	809
Total current assets	111,117	15,202

Property, plant and equipment:
Oil sands properties, unevaluated	2,588,826	14,037,887
Furniture and equipment, net	-	77
Total property, plant and equipment	2,588,826	14,037,964

Other assets:
Investment in affiliated entity	-	315,494

Total assets	$2,699,943	$14,368,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$500,102	$519,461
Deposits	-	59,497
Total current liabilities	500,102	578,958

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of December 31, 2012 and March 31, 2012	92,583	92,583
Common stock to be issued	-	330,075
Additional paid in capital	83,288,291	83,288,291
Deficit accumulated during exploration stage	(81,607,577)	(70,595,268)
Accumulated other comprehensive loss	426,544	674,021
Total stockholders' equity	2,199,841	13,789,702

Total liabilities and stockholders' equity	$2,699,943	$14,368,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					October 10, 2005
					(date of inception)
	Three months ended December 31,		Nine months ended December 31,		through December 31,
	2012	2011	2012	2011	2012
OPERATING EXPENSES:
Selling, general and administrative	$16,000	$31,504	$72,217	$130,602	$2,690,542
Loss on impairment of oil and gas properties	-	-	10,259,918	-	74,825,667
Depreciation	-	24	77	76	1,166
Total operating expenses	16,000	31,528	10,332,212	130,678	77,517,375

Loss from operations	(16,000)	(31,528)	(10,332,212)	(130,678)	(77,517,375)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	-	-	(115)
Interest (expense)	(720)	(608)	(2,160)	(1,933)	(167,368)
Loss on settlement of debt	-	-	(612,514)	-	(3,817,755)
Loss on disposal of investment	(65,423)	-	(65,423)	-	(65,423)
Loss on impairment of fixed assets	-	-	-	-	(37,032)

Loss before provision for income taxes	(82,143)	(32,136)	(11,012,309)	(132,611)	(81,605,068)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET LOSS	$(82,143)	$(32,136)	$(11,012,309)	$(132,611)	$(81,607,577)

Net (loss) per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.12)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523	92,582,523	90,363,896

Comprehensive (loss) income:
Net (loss)	$(82,143)	$(32,136)	$(11,012,309)	$(132,611)	$(81,607,577)
Foreign currency translation gain (loss)	39,967	412,070	(247,478)	(678,454)	426,544

Comprehensive income (loss):	$(42,176)	$379,934	$(11,259,787)	$(811,065)	$(81,181,033)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
	For the nine months ended December 31,		(date of inception) through December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,012,309)	$(132,611)	$(81,607,577)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	77	76	1,166
Non-cash expenses paid by the related party on behalf of the company	14,123	-	14,123
Accounts balance written off	11,213	-	11,213
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	10,259,918	-	74,825,667
Loss on sale of investment	65,423	-	65,423
Common stock to be issued in settlement of assumed debt	-	-	433,164
Gain (loss) on settlement of debt	612,514	-	3,817,755
Decrease (increase) in accounts receivable	-	(2,511)	(8,571)
Decrease (increase) in prepaid expenses	-	(39)	232
(Decrease) increase in accounts payable	50,953	110,774	1,226,826
Net cash provided by (used in) operating activities	1,912	(24,311)	(1,183,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash provided by (used in) investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	(9,200)	(535,376)
Net cash provided by financing activities	-	40,800	2,625,919

Effect of currency rate change on cash	(4,783)	(16,760)	144,972

Net (decrease) increase in cash and cash equivalents	(2,871)	(271)	-
Cash and cash equivalents at beginning of period	2,871	3,150	-
Cash and cash equivalents at end of period	$-	$2,879	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$-	$3,616,857
Sale proceed received by related party on behalf of the company from sale of investment	$250,071	$-	$250,071
Repayment of notes payable by related party on behalf of the company	$60,251	$-	$60,251
Repayment of accounts payable by related party on behalf of the company	$79,533	$-	$79,533

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2012, included in the Company’s Form 10-K filed with the SEC on June 28, 2012.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $81,607,577.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and nine months ended December 31, 2012 and 2011, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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
DECEMBER 31, 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the nine months and inception to date periods ended December 31, 2012, the Company has incurred losses of $11,012,309 and $81,607,577, respectively. In addition, as of December 31, 2012, the Company had a working capital deficit of $388,985, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – INVESTMENT IN AFFILIATED ENTITY

In connection with the October 2007 Letter of Intent to acquire all of the issued and outstanding shares of 1132559 Alberta Ltd. (“Alberta”), the Company purchased advances due to shareholders of Alberta, directly from the shareholders for $548,500 (during the year ended March 31, 2011, there were repayments of $88,905). The amount is recorded was receivable from an affiliated entity, as Alberta and TAMM have officers and/or directors in common. These advances were purchased for their face amounts, and they have no terms of repayment. As of March 31, 2012, the balance outstanding was $315,494.

On December 5, 2011, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non interest bearing obligation of $315,494. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost. On December 10, 2012, the Company sold its interest in 1132559 Alberta for $250,071 (USD) and recorded a $65,423 loss on disposal of investment in current period operations.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

As of December 31, 2012 and March 31, 2012, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 6 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	1.40	$0.25	1,200,000	$0.25
$0.30	5,301,264	1.23	$0.30	5,301,264	$0.30
	6,501,264	1.26		6,501,264	$0.29

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2011	5,833,643	$0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2012	7,033,643	0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2012	6,501,264	$0.29

In connection with the settlement of debt as described in Note 4 above, an aggregate of 532,379 outstanding warrants were canceled.

Options

As of December 31, 2012 and March 31, 2012, the Company had no outstanding options.

NOTE 7 – RELATED PARTY TRANSACTIONS

Other receivable, related party is held by CEC Northstar, a Company with a board member and officer whom also are board members of the Company.

Total advances at December 31, 2012 were paid during the current period. The advances were due on demand with interest of 5% per annum. The Company incurred $2,160 as interest for the nine months ended December 31, 2012.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Investment

As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity, 1132559 Alberta Ltd. ("Alberta") for 16 shares of Alberta and a non interest bearing demand obligation of $315,494. Alberta and the Company have officers and/or directors in common. On December 10, 2012, the Company sold its interest in 1132559 Alberta for $250,071 (USD) and recorded a $65,423 loss on disposal of investment in current period operations.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – SUBSEQUENT EVENTS

The Company announced that Mr. Guido Hilekes has resigned from the Board of Directors of the Corporation and as Chief Executive Officer effective February 2, 2013.   Mr. Wm. Tighe has been appointed as Chief Executive officer.

The Company also corrects previous filing that Mr. Stephen Andrew Fogle had resigned from the Board of Directors of the Corporation effective January 16, 2013.

CEC North Star Energy Ltd. (“CEC”) the joint venture partner and operator of the Manning Projects – has surveyed and licensed three (3) wells for coring in Q1,2013.  Those wells are on the CEC lands and two of the wells share the same geologic prospect as the TAMM Oil and Gas Corporation mineral rights.

Results of the coring are expected in Q2, 2013 and upon review of the lab and simulations reports which CEC will share with TAMM, and the joint venture partners will decide the best method to develop and monetize these properties.

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

(a) Liquidity and capital resources – December 31, 2012 and March 31, 2012
(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2012 and March 31, 2012.

	December 31, 2012	March 31, 2012
Current Assets	$111,117	$15,202
Current Liabilities	500,102	578,958

Working Capital Deficit	$(388,985)	$(563,756)

Our current assets increased by $95,915 from $15,202 as of March 31, 2012 to $111,117 at December 31, 2012. The decrease was primarily from changes in our other receivable, related party balance and write off of our GST receivables. On December 10, 2012, we sold its interest in 1132559 Alberta for $250,071 (USD) and recorded a $65,423 loss on disposal of investment in current period operations.

Our working capital deficit decreased by $174,771 to $388,985 as of December 31, 2012, from $563,756 at March 31, 2012. Accounts payable and accrued expenses decreased from $519,461 as of March 31, 2012 to $500,102 as of December 31, 2012 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

During nine months ended December 31, 2012, the Company abandoned the remaining property and equipment.

	December 31, 2012	March 31, 2012
Office equipment	$-	$77
Fixed assets net	$-	$77

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at December 31, 2012.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $2,199,841 as of December 31, 2012, from $13,789,702 as of March 31, 2012. The primary reason for the decrease is our incurred year to date net loss of $11,012,309.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended December 31, 2012 and 2011:

Three months ended December 31,	2012	2011
General and administrative	$16,000	$31,504
Impairment of oil and gas properties	-	-
Operating (loss)	(16,000)	(31,528)
Other (expense)	(65,143)	(608)
Net (loss)	(82,143)	(32,136)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,524

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During three months ended December 31, 2012, we incurred a loss on disposal of investment of $65,423.

Exploration & development. Exploration and mine development costs was $0 during the three months ended December 31, 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $15,504 , or 19%, to $16,000 during three months ended December 31, 2012 from $31,504 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended December 31, 2012, $24 for the same period last year.

Net loss. Our net loss for the three months ended December 31, 2012 was $82,143 compared to $32,136 for the three months ended December 31, 2011 primarily from loss on disposal of investment for three months ended December 31, 2012.

Nine month summary:

The following sets forth certain information regarding our results of operations for the nine months ended December 31, 2012 and 2011:

Nine months ended December 31,	2012	2011
General and administrative	$72,217	$130,602
Impairment of oil and gas properties	(10,259,918)	-
Operating (loss)	(10,332,212)	(130,678)
Other (expense)	(680,097)	(1,933)
Net (loss)	(11,012,309)	(132,611)
Net (loss) per share - basic and diluted	(0.12)	(0.00)
Weighted average shares - basic and diluted	92,582,523	90,363,896

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During nine months ended December 31, 2012, we incurred a loss on settlement of debt of $612,514, loss on disposal of investment of $65,423 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss.

Exploration & development. Exploration and mine development costs was $0 during the nine months ended December 31, 2012 and 2011.

General and administrative expenses. Our general and administrative expenses decreased by $58,385, or 45%, to $72,217 during nine months ended December 31, 2012 from $130,602 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $77 for the nine months ended December 31, 2012, $76 for the same period last year.

Net loss. Our net loss for the nine months ended December 31, 2012 was $11,012,309 compared to $132,611 for the nine months ended December 31, 2011 primarily from loss on settlement of debt and the release of P&NP leases, resulting in a basic per-share loss of $0.12 and $0.00 for nine months ended December 31, 2012 and 2011, respectively based on weighted average shares outstanding.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the nine months ended December 31, 2012 and $40,800 for the same period in 2011. Cash decreased to $-0- as of December 31, 2012 from $2,871 at March 31, 2012.

Net cash flows for the nine months ended December 31:	2012	2011
Net (loss)	$(11,012,309)	$(132,611)
Net cash flows (used in) operating activities	1,912	(24,311)
Net cash flows provided by investing activities	-	-
Net cash flows (used in) provided by financing activities	-	40,800
Effect of currency change on cash	(4,783)	(16,760)
Net decrease in cash and cash equivalents	(2,871)	(271)
Cash and cash equivalents at beginning of the period	2,871	3,150
Cash and cash equivalents at end of period	-	2,879

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

Going Concern

During the period October 10, 2005 (inception) to December 31, 2012, we generated no revenue and we had an accumulated deficit of $81,607,577. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated February 13, 2013.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated February 13, 2013.

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

TAMM OIL AND GAS CORP.

Date: February 13, 2013	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chairman of the Board/Principal Financial Officer/Secretary/Treasurer