Form 10-K
period 2013-03-31
TAMM Oil & Gas Corp.
filed 2013-06-28
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

TAMM OIL AND GAS CORP.
(Exact name of the Company as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

Hochwachstrass 4 Steinhausen 6312 ch
 (Address of principal executive offices) (Zip Code)

403 680-9441
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2012, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of TAMM Oil and Gas Corp. was approximately $6,936,600. This estimate is based on the last sale price per share of $.12 on September 30, 2012 on the OTCBB, and 57,805,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of June 28, 2013 was 92,582,524.

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

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada.  We have acquired a 100% interest in 24 sections of Oil Sands leases with 15 year terms

None of our properties are currently in the production stage.

For the years ended March 31, 2013 and 2012, and from October 10, 2005 (date of inception) through March 31, 2013, we reported net losses of $10,961,229, $388,592 and $81,556,497 respectively.

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

Reports to Security Holders and Available Information

Our principal executive offices are located at    Hochwachstrass 4 Steinhausen 6312 ch. Our telephone number is (403) 680-9441. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2013, we have an accumulated deficit of $81,556,497. Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

Our oil and gas operations are subject to the economic risks associated with exploration, development and production activities, including substantial expenditures to locate and acquire properties and to drill exploratory wells. Additionally, the cost and timing of drilling, completing and operating wells may be uncertain. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be delayed or unsuccessful, and may result in the total loss of our investment in a particular property. The technology required to economically produce this prospect is not well developed at this time, and thus additional time, costs may be incurred to fully develop the technology to an economic stage.

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

William Tighe, our Chief Executive Officer, devotes only 2 hours per week to our business. Because our President may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We rent our mailing offices from Sicamous Oil and Gas Consultants Ltd for one hundred dollars per month. Our principal offices are in Steinhausen Switzerland
Our space is sufficient for our needs. At the present time, we have no real estate holdings nor are there plans to acquire any real property interests.

Oil Sands Leases

Our leases are situated near Manning in the Peace River area of Northern Alberta, Canada, as follows:

•
We have a 100% interest in 24 sections of Oil Sands leases, amounting to approximately 14,780 gross  and net acres. Oil Sands leases have a 15 year term for exploration. Our Oil Sands leases expire in 2023.

The majority of lands associated with our Oil Sands leases are situated in the Peace River Oil Sands area of northwestern Alberta. If economic production is proven on our lease parcels, we will automatically be given the right to extend the leases as they expire.

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

Sawn Lake

The Company had a royalty agreement applicable to 32 sections of oil sands leases. The subject royalties are 2% of gross revenue prior to any expenses from oil sand production.

On or about June 30, 2012, the Company exchanged this agreement for the outstanding debt owed to Asperago Holdings SA and recorded a loss on settlement of debt of $612,514. The Company no longer has any interests in the Sawn Lake area.

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights is recorded at $1,626,760. In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights were recorded at $9,763,240.

On May 31, 2012 the Company entered binding letter of intent as combination of Oil sands leases in the Manning area consisting of 23 sections of Oil sand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 to current period operations.

Summary of all Leases

Offering Date	Lease Type	Term ( yrs)	Area (Sections)	Acquisition cost ($)	Annual Rental ($)
Jan 10 2008	Oil Sands	15	4	$164,126	$3,584
Jan 10 2008	Oil Sands	15	3	108,510	2,688
Jan 10 2008	Oil Sands	15	2	72,340	1,792
May 15 2008	Oil Sands	15	4	124,512	3,584
May 15 2008	Oil Sands	15	4	124,512	3,584
May 1 2008	Oil Sands	15	2	97,879	1,792
Jan 10 2008	Oil Sands	15	4	134,430	3,584
Jan 10 2008	Oil Sands	15	2	17,704	1,792
Jan 10 2008	Oil Sands	15	1	6,364	896
Jan 10 2008	Oil Sands	15	5	206,438	4,480
Total			31	$1,056,815	$27,776

Union Energy, LLC

On June 12, 2009, we acquired a 100% working interest in 5,120 acres of oil sands leases in the Province of Alberta, in exchange for 1,000,000 shares of our common stock valued at $800,000. During the year ended March 31, 2011, the oil sands leases expired, therefore incurred an impairment charge of $800,000 in prior period operations.

Peace River

The Company leases 24 sections of oil sands leases in the Peace River region held at $718,903.

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

This agreement has expired and has been terminated

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

Oil analyses of these zones are sparse in the area, but the few measurements available from a local well indicate an API oil gravity of 14 plus. Gas production occurs in the area from the Cretaceous Bluesky and Gething Formations plus the Mississippian Debolt and Shunda horizons.

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

2012	Low Bid	High Bid
First Quarter	$0.18	$0.38
Second Quarter	$0.18	$0.35
Third Quarter	$0.13	$0.02
Fourth Quarter	$0.13	$0.25

2013
First Quarter	$0.17	$0.26
Second Quarter	$0.12	$0.20
Third Quarter	$0.05	$0.22
Fourth Quarter	$0.08	$0.19

 Holders

As of March 31, 2013, there were 32 shareholders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2013, we had 92,582,524 common shares issued and outstanding.

As of March 31, 2013, we have no shares of preferred stock issued and outstanding.

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

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2013.

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

(a)    Liquidity and capital resources – 2013 and 2012

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2013	2012
Current Assets	$64,114	$15,202
Current Liabilities	430,026	578,958

Working Capital (Deficit)	$(365,912)	$(563,756)

Our current assets increased by $48,912 from $15,202 as of March 31, 2012 to $64,114 at March 31, 2013.  The increase was primarily from in accounts receivable, related party, which represents funds held on the Company’s behalf from the proceeds of the sale of our 113 assets in Sawn Lake.

Our working capital deficit decreased by $197,844 to a $365,912 as of March 31, 2013, from $563,756 at March 31, 2012. Accounts payable and accrued expenses decreased from $519,461 as of March 31, 2012 to $430,026 as of March 31, 2013 primarily due cancellation of debt due to creditor bankruptcy and debt forgiveness.

Related party advances decreased to nil as of March 31, 2013 from $59,497 as of March 31, 2012 due to pay offs from proceeds from the sale of Sawn Lake.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2013 and 2012.

During 2013, there were no material changes to our property and equipment.

March 31	2013	2012
Office equipment	$-	$77
Fixed assets net	$-	$77

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2013.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $2,304,596 as of March 31, 2013, from $13,789,702 as of March 31, 2012. The primary reasons for the decrease our net incurred loss of $10,961,229, net with a foreign currency translation gain of $193,802 and common stock obligation exchanged for oil and gas properties $330,075.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2013 and 2012.

Years ended March 31	2013	2012
General and administrative	$(88,390)	$(148,153)
Asset impairments	(10,259,918)	(372,721)
Operating loss	(10,348,308)	(520,874)
(Loss) gain on settlement of debt	(545,338)	134,932
Other income (loss)	(67,583)	(2,650)
Net loss	(10,961,229)	(388,592)
Net loss per share - basic and diluted	(0.12)	(0.00)
Weighted average shares - basic and diluted	92,582,523	90,915,522

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue.  During both 2013 and 2012, our revenues were $0.

Production costs. Production costs remained $0 during 2013 and 2012.

Exploration & development.  Exploration and mine development costs was $0 during 2013 and 2012.

General and administrative expenses. Our general and administrative expenses decreased by $59,763, or 40.3%, to $88,390 during 2013 from $148,153 during 2012. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.  Depreciation was $77 in 2013, $102 in 2012.

Impairment.

During the year ended March 31, 2013, our oil sand leases we previously acquired with issuance of common stock expired.  As such, we incurred an impairment of our investment of $10,259,918 during the year ended March 31, 2013.

During the year ended March 31, 2012, we impaired 14 sections of our Peace River P&NG leases.  As such, we incurred an impairment of our investment of $372,721 during the year ended March 31, 2012.

(Loss) gain on settlement of debt.

During the year ended March 31, 2013, we exchanged our interest in Sawn Lake for the outstanding debt we owed Asperago Holdings SA and accordingly recorded a loss on settlement of debt of $612,514, net with cancellation of debt due to vendor bankruptcies of $67,176.

During the year ended March 31, 2012, we recorded a gain on settlement of debt of $134,932 primarily from a related party bankruptcy proceedings and secondarily forgiveness of credit balance due.

Net loss.

Our net loss in 2013 was ($10,961,229) compared to ($388,592) in 2012, resulting in a basic per-share loss of $(0.12) in 2013 and $(0.00) in 2012 based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the proceeds from the sale of our Shawn Lake leases, net of repayments of related party notes. Net cash flows provided by our financing activities totaled nil in 2013 compared to $40,613 provided in 2012. Cash decreased to nil as of March 31, 2013 from $2,871 at March 31, 2012.

Net cash flows for the years ended	2013	2012
Net (loss)	$(10,961,229)	$(388,592)
Net cash flows used in operating activities	(2,871)	(31,458)
Cash flows used in investing activities	-	-
Net cash flows provided by financing activities	-	40,613
Effect of currency change on cash		(9,434)
Net decrease in cash	(2,871)	(279)
Cash beginning of year	2,871	3,150
Cash end of year	-	2,871

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

On May 31, 2012 the Company entered binding letter of intent as combination of Oilsands leases in the Manning area consisting of 24 sections of Oilsand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 to current period operations.

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

CEC North Star Energy Ltd. (“CEC”) the joint venture partner and operator of the Manning Projects – has surveyed and licensed three (3) wells for coring in Q1,2013. Those wells are on the CEC lands and two of the wells share the same geologic prospect as the TAMM Oil and Gas Corporation mineral rights. Two of the wells were cored by March 31, 2013 -  one of which shared the same geologic prospect as the TAMM Oil and Gas Corporation.  The results were published by CEC and a summary provided to the Company.  The results were filed as an 8K as well as managements interpretation of those results. The joint venture partners are currently evaluating the next steps to develop the property.  Those steps may include additional seismic over the joint lands, a horizontal test well in Q3/Q4 2013. Additional coring on the company’s mineral rights during the same program is also contemplated.

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
Calgary, Canada

We have audited the accompanying consolidated balance sheets of Tamm Oil and Gas Corp. and its subsidiary (the “Company”) an exploration stage company, as of March 31, 2013 and 2012, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2013 and for the period from October 10, 2005 (date of inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tamm Oil and Gas Corp. and its subsidiary as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2013 and for the period from October 10, 2005 (date of inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
June 28, 2013

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$-	$2,871
Accounts receivable	-	11,522
Accounts receivable, related party	63,267	-
Other current assets	847	809
Total current assets	64,114	15,202

Property, plant and equipment:
Oil sands properties, unevaluated	2,670,508	14,037,887
Furniture and equipment, net	-	77
Total property, plant and equipment	2,670,508	14,037,964

Other assets:
Investment in affiliated entity	-	315,494

Total assets	$2,734,622	$14,368,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$430,026	$519,461
Deposits	-	59,497
Total current liabilities	430,026	578,958

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of March 31, 2013 and 2012	92,583	92,583
Common stock to be issued	-	330,075
Additional paid in capital	83,288,291	83,288,291
(Deficit) accumulated during exploration stage	(81,556,497)	(70,595,268)
Accumulated other comprehensive Income	480,219	674,021
Total stockholders' equity	2,304,596	13,789,702

Total liabilities and stockholders' equity	$2,734,622	$14,368,660

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			October 10, 2005
			(date of inception)
	Year ended March 31,		through
	2013	2012	March 31, 2013
OPERATING EXPENSES:
Selling, general and administrative	$88,313	$148,051	$2,706,638
Loss on impairment of oil and gas properties	10,259,918	372,721	74,825,667
Depreciation	77	102	1,166
Total operating expenses	10,348,308	520,874	77,533,471

Loss from operations	(10,348,308)	(520,874)	(77,533,471)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	(2,160)	(2,650)	(167,368)
(Loss) gain on settlement and forgiveness of debt	(545,338)	134,932	(3,750,579)
Loss on disposal of investment	(65,423)	-	(65,423)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(10,961,229)	(388,592)	(81,553,988)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(10,961,229)	$(388,592)	$(81,556,497)

Net (loss) per common share (basic and diluted)	$(0.12)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	90,915,522

Comprehensive loss:
Net loss	$(10,961,229)	$(388,592)	$(81,556,497)
Foreign currency translation (loss) gain	(193,802)	(408,076)	480,219

Comprehensive loss:	$(11,155,031)	$(796,668)	$(81,076,278)

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period October 10, 2005 (date of Inception) through March 31, 2013

					Other	(Deficit) Accumulated
	Common stock		Additional	Common Stock	Comprehensive	During Exploration
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Stage	Total
Balance, October 10, 2005	$-	$-	$-		$-	$-	$-
Sale of common stock in October 2005 to founders at $0.0001 per share	60,000,000	60,000	(56,000)	-	-	-	4,000
Sale of common stock in March 2006 at $0.003 per share	30,000,000	30,000	70,000	-	-	-	100,000
Net loss	-	-	-	-	-	(2,134)	(2,134)
Balance, March 31, 2006	90,000,000	90,000	14,000	-	-	(2,134)	101,866
Net (loss)	-	-	-	-	-	(69,346)	(69,346)
Balance, March 31, 2007	90,000,000	90,000	14,000	-	-	(71,480)	32,520
Sale of common stock in August 2007 at $0.07 per share	1,500,000	1,500	98,500	-	-	-	100,000
Sale of common stock at various dates during the year at $1.25 per share	1,280,000	1,280	1,598,720	-	-	-	1,600,000
Common stock issued in exchange for investment	21,533,000	21,533	54,241,627	-	-	-	54,263,160
Common stock issued in exchange for royalty agreement	4,000,000	4,000	10,196,000	-	-	-	10,200,000
Net loss	-	-	-	-	-	(60,737,189)	(60,737,189)
Balance, March 31, 2008	118,313,000	118,313	66,148,847	-	-	(60,808,669)	5,458,491
Cancellation of common stock previously issued as investment	(21,533,000)	(21,533)	21,533	-	-	-	-
Cancellation of common stock previously issued to founders	(34,000,000)	(34,000)	34,000	-	-	-	-
Foreign currency translation loss	-	-	-	-	(1,086,645)	-	(1,086,645)
Net loss	-	-	-	-	-	(1,232,139)	(1,232,139)
Balance, March 31, 2009	62,780,000	62,780	66,204,380	-	(1,086,645)	(62,040,808)	3,139,707
Common stock issued in exchange for Union Energy, LLC	1,000,000	1,000	799,000	-	-	-	800,000
Common stock issued in exchange for investments	17,000,000	17,000	11,373,000	-	-	-	11,390,000
Foreign currency translation gain	-	-	-	-	1,521,145	-	1,521,145
Net loss	-	-	-	-	-	(3,328,467)	(3,328,467)
Balance, March 31, 2010	80,780,000	80,780	78,376,380	-	434,500	(65,369,275)	13,522,385
Common stock to be issued in settlement of debt	-	-	-	3,616,857	-	-	3,616,857
Fair value of warrants issued in settlement of debt	-	-	1,486,931	-	-	-	1,486,931
Foreign currency translation loss	-	-	-	-	647,597	-	647,597
Net loss	-	-	-	-	-	(4,837,401)	(4,837,401)
Balance, March 31, 2011	80,780,000	80,780	79,863,311	3,616,857	1,082,097	(70,206,676)	14,436,369
Common stock issued in settlement of debt	10,602,524	10,603	3,276,180	(3,286,783)	-	-	-
Sale of common stock	1,200,000	1,200	148,800	-	-	-	150,000
Foreign currency translation gain	-	-	-	-	(408,076)	-	(408,076)
Net loss	-	-	-	-	-	(388,592)	(388,592)
Balance, March 31, 2012	92,582,524	92,583	83,288,291	330,075	674,021	(70,595,268)	13,789,702
Foreign currency translation gain	-	-	-	-	(193,802)	-	(193,802)
Common stock obligation exchanged for oil and gas properties	-	-	-	(330,075)	-	-	(330,075)
Net loss	-	-	-	-	-	(10,961,229)	(10,961,229)
Balance, March 31, 2013	92,582,524	$92,583	$83,288,291	$-	$480,219	$(81,556,497)	$2,304,596

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			October 10, 2005
	For the year ended March 31,		(date of inception)
	2013	2012	through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,961,229)	$(388,592)	$(81,556,497)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	77	102	1,166
Non-cash expenses paid by related party on behalf of company	17,220		17,220
Accounts balance write off	11,213		11,213
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	10,259,918	372,721	74,825,667
Loss on sale of investment	65,423	-	65,423
Common stock to be issued in settlement of assumed debt	-	-	433,164
(Loss) gain on settlement and forgiveness of debt	545,338	(134,932)	3,750,579
Decrease (increase) in accounts receivable	-	(3,051)	(8,571)
Decrease (increase) in prepaid expenses	-	(23)	232
(Decrease) increase in accounts payable	59,169	122,317	1,235,042
Net cash used in operating activities	(2,871)	(31,458)	(1,188,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	(9,387)	(535,376)
Net cash provided by financing activities	-	40,613	2,625,919

Effect of currency rate change on cash	-	(9,434)	149,755

Net decrease in cash and cash equivalents	(2,871)	(279)	-
Cash and cash equivalents at beginning of period	2,871	3,150	-
Cash and cash equivalents at end of period	$-	$2,871	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$-	$3,616,857
Sale proceeds received by related party on behalf of the Company from sale of investment	$250,071	$-	$250,071
Repayment of notes payable by related party on behalf of the Company	$60,251	$-	$60,251
Repayment of accounts payable by related party on behalf of the Company	$91,923	$-	$91,923
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of the Company	$28,611	$-	$28,611

The accompanying notes are an integral part of these consolidated  financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2013, the Company has accumulated losses of $81,556,497.

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

During the year ended March 31, 2011, the acquired leases expired, therefore the Company recorded an impairment loss of $800,000 to the operations for the year ended March 31, 2011.

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
MARCH 31, 2013

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
MARCH 31, 2013

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

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly the Company recorded an impairment of $10,259,918 to current period operations.

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
MARCH 31, 2013

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

 Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the years ended March 31, 2013 and 2012, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”)  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of March 31, 2013 and 2012, there were no outstanding employee stock options.

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
MARCH 31, 2013

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year and inception to date periods ended March 31, 2013, the Company has incurred losses of $10,961,229 and $81,556,497, respectively.  In addition, as of March 31, 2013, the Company had a working capital deficit of $365,912, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

On December 5, 2011, the Company exchanged an outstanding receivable from an affiliated entity (Alberta) for 16 shares of Alberta and a non-interest bearing obligation of $315,494. The obligation is payable only upon the dissolution of Alberta. Alberta and the Company have officers and/or directors in common.

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
MARCH 31, 2013

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

Sawn Lake

The Company had a royalty agreement applicable to 32 sections of oil sands leases. The subject royalties are 2% of gross revenue prior to any expenses from oil sand production. The value of these rights were recorded at $945,068, net of impairment adjustment of $2,929,868, as discussed below.

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

Alberta Crown

On September 24, 2009, the Company acquired a 100% working interest in 1,280 acres of oil sands leases with a 2% gross overriding royalty retained by the seller in exchange for 2,428,000 shares of the Company’s common stock. The value of these rights is recorded at $1,626,760. In addition, the Company acquired 100% working interest in 6,400 acres of petroleum and natural gas leases with a 2% gross overriding royalty retained by the seller in exchange for 14,572,000 shares of the Company’s common stock. These rights were recorded at $9,763,240.

On May 31, 2012 the Company entered binding letter of intent as combination of Oil sands leases in the Manning area consisting of 23 sections of Oilsand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 to current period operations.

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
MARCH 31, 2013

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

As of March 31, 2013 and 2012, there were 92,582,524 shares of common stock issued and outstanding.

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
MARCH 31, 2013

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	1.15	$0.25	1,200,000	$0.25
$0.30	5,301,264	0.98	$0.30	5,301,264	$0.30
	6,501,264	1.01		6,501,264	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2011	5,833,643	$0.30
Granted	1,200,000	0.25
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2012	7,033,643	0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	6,501,264	$0.29

In connection with the settlement of debt as described in Note 4 above, an aggregate of 532,379 outstanding warrants were canceled.

Options

As of March 31, 2013 and 2012, the Company had no outstanding options.

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
MARCH 31, 2013

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

Total advances at March 31, 2012 were paid during the current period.. The Company incurred $2,160 as interest for the year ended March 31, 2013.

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

This agreement expired and has been terminated.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Investment

As described Note 3, above, the Company exchanged an outstanding receivable from an affiliated entity, 1132559 Alberta Ltd. ("Alberta") for 16 shares of Alberta and a non-interest bearing demand obligation of $315,494. Alberta and the Company have officers and/or directors in common. On December 10, 2012, the Company sold its interest in 1132559 Alberta for $250,071 (USD) and recorded a $65,423 loss on disposal of investment in current period operations.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$3,726,818	$1,295,694
Total gross deferred tax assets	3,726,818	1,295,694
Less valuation allowance	(3,726,818)	(1,295,694)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2013, the Company has available net operating loss carry forwards of approximately $16,115,000 for federal and state income tax purposes. The net operating losses will expire through 2033 and 2023 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit cannot be established.

At March 31, 2013 and 2012, the Company’s tax provision consists of:

	2013	2012
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$—

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

For the years ended March 31, 2013 and 2012, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2013	2012
Computed expected federal tax benefits	$(31,075,065)	$(25,596,114)
Permanent difference, impairment of certain investments	26,057,452	24,305,319
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	5,017,613	1,290,795
Provision for income taxes	$-0-	$-0-

NOTE 10 – SUBSEQUENT EVENTS

CEC North Star Energy Ltd. (“CEC”) the joint venture partner and operator of the Manning Projects – has surveyed and licensed three (3) wells for coring in Q1,2013. Those wells are on the CEC lands and two of the wells share the same geologic prospect as the TAMM Oil and Gas Corporation mineral rights. Two of the wells were cored by March 31, 2013 -  one of which shared the same geologic prospect as the TAMM Oil and Gas Corporation.  The results were published by CEC and a summary provided to the Company.  The results were filed as an 8K as well as managements interpretation of those results. The joint venture partners are currently evaluating the next steps to develop the property.  Those steps may include additional seismic over the joint lands, a horizontal test well in Q3/Q4 2013. Additional coring on the company’s mineral rights during the same program is also contemplated.

The Company announced that Mr. Harri Huuskonen has resigned from the Board of Directors of the Corporation effective June 20, 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2014 that was not reported.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of the filing of this Form 10-K.

Name	Age	Position	Term of Office Since
William Tighe	63	Chairman of Board, Director	11/27/07
Harri Huuskonen	50	Director	8/6/10 resigned June 20, 2013
Guido Hilekes	57	Ex-Chief Excutive Officer, Director	3/3/11, resigned February 2, 2013
Stephen Andrew Fogle		Ex-Chief Excutive Officer, Director	4/17/12, resigned January 16, 2013

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

Business experience

A summary of the business experience of each of our officers or directors appears below:

William Tighe, Chairman of Board, Director

On November 27, 2007 we appointed William Tighe to our board of directors as Chairman. Mr. Tighe is the Chief Operating Officer, President, Chief Executive Officer and Director. For more than 30 years, Mr. Tighe has been employed and/or consulted on operational, project management, design and construction matters for Canadian and international oil and gas companies in roles that included operations, operations development, maintenance, commissioning and start-up and management. Since 2005, Mr. Tighe has primarily focused on developing Kodiak’s business interests. During 2004, Mr. Tighe worked for Suncor Energy Ltd as a business services manager in Growth Planning and Development. From 2000-2004 Mr. Tighe worked for Petro China International as operations development and commissioning manager. Mr. Tighe attended the University of Calgary where he studied general science and computer science. He holds an inter-provincial power engineering certification II class.

Harri Huuskonen, Director

On August 6, 2010, we appointed Mr. Harri Huuskonen as a Director of the Company effective immediately.  Mr. Huuskonen has extensive experience in the financial and investment industries. Mr Huuskonen resigned June 20, 2013.

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

On August 29, 2008, we appointed Mr. Donald W. Hryhor to our board of directors. Mr. Hryhor has over 35 years’ experience in various aspects of the oil exploration industry.

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

On January 16, 2013, Mr. Stephen Andrew Fogle had resigned from the Board of Directors and Chief Executive Officer of the Corporation.  Mr. William Tighe has been appointed as Chief Executive Officer.

On February 2, 2013, Mr. Guido Hilekes has resigned from the Board of Directors of the Corporation. Mr. Wm. Tighe has been appointed as Chief Executive Oficer.

On June 20, 2013 Mr. Harri Huuskonen has resigned from the Board of Directors of the Corporation.

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

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2013, we did not conduct a Shareholder or Board of Directors meeting.

(e) Annual Shareholder Meetings

During our Fiscal Year 2013, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2013.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2013 and 2012. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation
Sean Dickenson	2011	$0	$0	$0	$0	$0
Director	2012	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0

Gerald Vikse	2011	$0	$0	$0	$0	$0
VP-Operations	2012	$0	$0	$0	$0	$0
Director (resigned)	2013	$0	$0	$0	$0	$0

Wiktor Musial	2011	$0	$0	$0	$0	$0
President/Secretary	2012	$0	$0	$0	$0	$0
Treasurer (resigned)	2013	$0	$0	$0	$0	$0

Donald Hryhor	2011	$0	$0	$0	$0	$0
Director (resigned)	2012	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0

(c)      Options/SAR granted during year-ended March 31, 2013

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2013.

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

We did not re-price any options previously granted during the year ended March 31, 2013.

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

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
William Tighe Chairman of the Board Suite 110, 10 Sierra Morena Mews , S.W. Calgary, Alberta, Canada	5,100,000	5.5%

Officers/ Directors as a Group	5,100,000	5.5%

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

Item 14. Principal accountants’ fees and services

	Fiscal year ended March 31,
Description	2012	2013

Year end audit and review of quarterly interim financial statements	$40,000	$40,000

Other audit related fees not included above	Nil	nil

Tax compliance, tax advice and tax planning	Nil	nil

Total	$40,000	$40,000

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

March 22, 2011 Item 5.02-Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on March 22, 2011.

December 1, 2011 - Current report, items 8.01 and 9.01

February 2, 2012 - Current report, items 5.02 Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on February 2, 2013 and 9.01

January 22, 2013 - Current report, item 5.02 Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on January 22, 2013

February 5, 2013 - Current report, items 5.02 and 8.01

April 16, 2013 Current report, items 8.01 and 9.01

June 25, 2013 Item 5.02-Departure of  Directors or Certain Officers -incorporated by reference as 8K filed with SEC on June 25, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS

By:  /s/ William S. Tighe
William S. Tighe,
Chief Executive Officer/Chairman of the Board/Principal Financial Officer

Date: June 28, 2013