Form 10-Q
period 2013-06-30
TAMM Oil & Gas Corp.
filed 2013-08-14
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of August 14, 2013

TAMM OIL AND GAS CORP.

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012, and from October 10, 2005 (date of inception) through June 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012, and from October 10, 2005 (date of inception) through June 30, 2013 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2013 as filed with the Commission on June 28, 2013. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Accounts receivable, related party	$31,498	$63,267
Other current assets	876	847
Total current assets	32,374	64,114

Property, plant and equipment:
Oil sands properties, unevaluated	2,771,425	2,670,508

Total assets	$2,803,799	$2,734,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$423,484	$430,026
Total current liabilities	423,484	430,026

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of June 30, 2013 and March 31, 2013	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
(Deficit) accumulated during exploration stage	(81,571,623)	(81,556,497)
Accumulated other comprehensive Income	571,064	480,219
Total stockholders' equity	2,380,315	2,304,596

Total liabilities and stockholders' equity	$2,803,799	$2,734,622

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			October 10, 2005
			(date of inception)
	Three months ended June 30,		through
	2013	2012	June 30, 2013
OPERATING EXPENSES:
Selling, general and administrative	$46,669	$30,880	$2,753,307
Loss on impairment of oil and gas properties	-	-	74,825,667
Depreciation	-	77	1,166
Total operating expenses	46,669	30,957	77,580,140

Loss from operations	(46,669)	(30,957)	(77,580,140)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	(115)
Interest (expense)	-	(720)	(167,368)
Gain (loss) on settlement of debt	31,543	-	(3,719,036)
Loss on disposal of investment	-	-	(65,423)
Loss on impairment of fixed assets	-	-	(37,032)

Loss before provision for income taxes	(15,126)	(31,677)	(81,569,114)

Provision for income taxes:
Current	-	-	2,509
Deferred	-	-	-
Total income taxes	-	-	2,509

NET LOSS	$(15,126)	$(31,677)	$(81,571,623)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(15,126)	$(31,677)	$(81,571,623)
Foreign currency translation (loss) gain	90,845	(360,369)	571,064

Comprehensive loss:	$75,719	$(392,046)	$(81,000,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			October 10, 2005
	For the three months ended June 30,		(date of inception)
	2013	2012	through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,126)	$(31,677)	$(81,571,623)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	77	1,166
Non-cash expenses paid by related party on behalf of company	21,668		38,888
Accounts balance write off	-		11,213
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	-	74,825,667
Loss on sale of investment	-	-	65,423
Common stock to be issued in settlement of assumed debt	-	-	433,164
(Loss) gain on settlement of debt	(31,543)	-	3,719,036
Decrease (increase) in accounts receivable	-	-	(8,571)
Decrease (increase) in prepaid expenses	-	-	232
(Decrease) increase in accounts payable	25,001	28,727	1,260,043
Net cash used in operating activities	-	(2,873)	(1,188,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(535,376)
Net cash provided by financing activities	-	-	2,625,919

Effect of currency rate change on cash	-	2	149,755

Net decrease in cash and cash equivalents	-	(2,871)	-
Cash and cash equivalents at beginning of period	-	2,871	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$-	$3,616,857
Sale proceeds received by related party on behalf of the Company from sale of investment	$-	$-	$250,071
Repayment of notes payable by related party on behalf of the Company	$-	$-	$60,251
Repayment of accounts payable by related party on behalf of the Company	$-	$-	$91,923
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of the Company	$9,051	$-	$37,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2013, included in the Company’s Form 10-K filed with the SEC on June 28, 2013.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $81,571,623.

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
JUNE 30, 2013

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
JUNE 30, 2013

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three months ended June 30, 2013 and 2012, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months and inception to date periods ended June 30, 2013, the Company has incurred losses of $15,126 and $81,571,623, respectively. In addition, as of June 30, 2013, the Company had a working capital deficit of $391,112, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

NOTE 3 – OIL SANDS PROPERTIES

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
JUNE 30, 2013

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
JUNE 30, 2013

Common stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, par value $.001. On November 13, 2007, the Company declared a 15:1 forward split, and concurrently increased its authorized shares to 750,000,000 shares of common stock, par value $.001 per share. All share amounts have been restated as if the split had occurred October 10, 2005.

As of June 30, 2013 and March 31, 2013, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 5 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	0.90	$0.25	1,200,000	$0.25
$0.30	5,301,264	0.73	$0.30	5,301,264	$0.30
	6,501,264	0.76		6,501,264	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2012	7,033,643	$0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	6,501,264	0.29
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at June 30, 2013	6,501,264	$0.29

Options

As of June 30, 2013 and March 31, 2013, the Company had no outstanding options.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6 – CONTINGENCIES

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
JUNE 30, 2013

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

(a) Liquidity and capital resources – June 30, 2013 and March 31, 2013
(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at June 30, 2013 and March 31, 2013.

	June 30, 2013	March 31, 2013
Current Assets	$32,374	$64,114
Current Liabilities	423,486	430,026

Working Capital Deficit	$(391,112)	$(365,912)

Our current assets decreased by $31,740 from $64,114 as of March 31, 2013 to $32,374 at June 30, 2013. The decrease was primarily from changes in our other receivables.

Our working capital deficit increased by $25,200 to $391,112 as of June 30, 2013, from $365,912 at March 31, 2013. Accounts payable and accrued expenses decreased from $430,026 as of March 31, 2013 to $423,486 as of June 30, 2013 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

We do not have any property and equipment as of June 30, 2013 and March 31, 2013.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at June 30, 2012.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity increased to $2,380,315 as of June 30, 2013, from $2,304,596 as of March 31, 2013. The primary reason for the increase is change in currency translation net with our incurred year to date net loss of $15,126.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended June 30, 2013 and 2012:

Three months ended June 30,	2013	2012
General and administrative	$46,668	$30,957
Impairment of oil and gas properties	-	-
Operating (loss)	(46,668)	(30,957)
Other income (expense)	31,543	(720)
Net (loss)	(15,126)	(31,677)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,524

During three months ended June 30, 2013, we incurred a gain on settlement of debt of $31,543.

Exploration & development. Exploration and mine development costs was $0 during the three months ended June 30, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses increased by $15,711 , or 51%, to $46,668 during three months ended June 30, 2013 from $30,957 during same period last year. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended June 30, 2013, $77 for the same period last year.

Net loss. Our net loss for the three months ended June 30, 2013 was $15,126 compared to $31,677 for the three months ended June 30, 2012 primarily from gain on settlement of debt, net with increase in professional fees for the three months ended June 30, 2013.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the three months ended June 30, 2013 and 2012. Cash remained at $-0- as of June 30, 2013 and at March 31, 2013.

Net cash flows for the three months ended June 30:	2013	2012
Net (loss)	$(15,126)	$(31,677)
Net cash flows (used in) operating activities	-	(2,873)
Net cash flows provided by investing activities	-	-
Net cash flows (used in) provided by financing activities	-	-
Effect of currency change on cash	-	2
Net decrease in cash and cash equivalents	-	(2,871)
Cash and cash equivalents at beginning of the period	-	2,871
Cash and cash equivalents at end of period	-	-

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

Our registered independent certified public accountants have stated in their report dated June 28, 2013, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2013, we generated no revenue and we had an accumulated deficit of $81,571,623. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated July 30, 2013.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated July 30, 2013.

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	filed herewith
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 14, 2013	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chairman of the Board/Principal Financial Officer/Secretary/Treasurer