Form 10-Q
period 2013-09-30
TAMM Oil & Gas Corp.
filed 2013-11-08
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of November 8, 2013.

TAMM OIL AND GAS CORP.

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2013 and 2012, and from October 10, 2005 (date of inception) through September 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012, and from October 10, 2005 (date of inception) through September 30, 2013 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Accounts receivable, related party	$25,388	$63,267
Other current assets	857	847
Total current assets	26,245	64,114

Property, plant and equipment:
Oil sands properties, unevaluated	2,711,562	2,670,508

Total assets	$2,737,807	$2,734,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$432,859	$430,026
Total current liabilities	432,859	430,026

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of September 30, 2013 and March 31, 2013	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
(Deficit) accumulated during exploration stage	(81,587,285)	(81,556,497)
Accumulated other comprehensive Income	511,359	480,219
Total stockholders' equity	2,304,948	2,304,596

Total liabilities and stockholders' equity	$2,737,807	$2,734,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					October 10, 2005
					(date of inception)
	Three months ended September 30,		Six months ended September 30,		through
	2013	2012	2013	2012	September 30, 2013
OPERATING EXPENSES:
Selling, general and administrative	$15,662	$25,337	$62,331	$56,217	$2,768,969
Loss on impairment of oil and gas properties	-	10,259,918	-	10,259,918	74,825,667
Depreciation	-	-	-	77	1,166
Total operating expenses	15,662	10,285,255	62,331	10,316,212	77,595,802

Loss from operations	(15,662)	(10,285,255)	(62,331)	(10,316,212)	(77,595,802)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	-	-	(115)
Interest (expense)	-	(720)	-	(1,440)	(167,368)
(Loss) gain on settlement of debt	-	(612,514)	31,543	(612,514)	(3,719,036)
Loss on disposal of investment	-	-	-	-	(65,423)
Loss on impairment of fixed assets	-	-	-	-	(37,032)

Loss before provision for income taxes	(15,662)	(10,898,489)	(30,788)	(10,930,166)	(81,584,776)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET LOSS	$(15,662)	$(10,898,489)	$(30,788)	$(10,930,166)	$(81,587,285)

Net loss per common share (basic and diluted)	$(0.00)	$(0.12)	$(0.00)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(15,662)	$(10,898,489)	$(30,788)	$(10,930,166)	$(81,587,285)
Foreign currency translation (loss) gain	(59,705)	72,925	31,140	(287,444)	511,359

Comprehensive income (loss):	$(75,367)	$(10,825,564)	$352	$(11,217,610)	$(81,075,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			October 10, 2005
			(date of inception)
	For the six months ended September 30,		through
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,788)	$(10,930,166)	$(81,587,285)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	77	1,166
Non-cash expenses paid by related party on behalf of company	28,431		45,651
Accounts balance write off	-		11,213
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	10,259,918	74,825,667
Loss on sale of investment	-	-	65,423
Common stock to be issued in settlement of assumed debt	-	-	433,164
(Loss) gain on settlement of debt	(31,543)	612,514	3,719,036
Decrease (increase) in accounts receivable	-	11,213	(8,571)
Decrease (increase) in prepaid expenses	-	-	232
(Decrease) increase in accounts payable	33,900	43,571	1,268,942
Net cash used in operating activities	-	(2,873)	(1,188,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(535,376)
Net cash provided by financing activities	-	-	2,625,919

Effect of currency rate change on cash	-	2	149,755

Net decrease in cash and cash equivalents	-	(2,871)	-
Cash and cash equivalents at beginning of period	-	2,871	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$(330,075)	$3,616,857
Transfer of oil & gas property in settlement of debt	$-	$942,589	$-
Sale proceeds received by related party on behalf of the Company from sale of investment	$-	$-	$250,071
Repayment of notes payable by related party on behalf of the Company	$-	$-	$60,251
Repayment of accounts payable by related party on behalf of the Company	$-	$-	$91,923
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of the Company	$9,051	$-	$9,051

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2013, included in the Company’s Form 10-K filed with the SEC on June 28, 2013.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2013, the Company has accumulated losses of $81,587,285.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and six months ended September 30, 2013 and 2012, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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
SEPTEMBER 30, 2013

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the six months and inception to date periods ended September 30, 2013, the Company has incurred losses of $30,788 and $81,587,285, respectively. In addition, as of September 30, 2013, the Company had a working capital deficit of $406,614, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

CEC North Star has licensed a horizontal test well on the Elkton structure which is expected to be drilled during Q4 2013.

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

As of September 30, 2013 and March 31, 2013, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 5 – OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	0.65	$0.25	1,200,000	$0.25
$0.30	5,301,264	0.48	$0.30	5,301,264	$0.30
	6,501,264	0.51		6,501,264	$0.29

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2012	7,033,643	$0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	6,501,264	0.29
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2013	6,501,264	$0.29

Options

As of September 30, 2013 and March 31, 2013, the Company had no outstanding options.

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
SEPTEMBER 30, 2013

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

CEC North Star has licensed a horizontal test well on the Elkton structure which is expected to be drilled during Q4 2013.

NOTE 8 – SUBSEQUENT EVENTS

In October 2013, the Company successfully drilled its test well and is currently being tested at the time of filing.

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

Uncertainties and Trends

Our revenues are dependent in the future, upon the following factors:

●	price volatility in worldwide oil prices, which is affected by: (a) interest rates; (b) currency exchange rates (c) inflation or deflation; (d) speculation and (e) production levels;
●	global and regional supply and demand for oil;
●	political and economic conditions;
●	changes in the regulatory environment, which may lead to increased costs of doing business;
●	our ability to raise adequate working capital;
●	success of our development and exploration;
●	level of our competition;
●	our ability to attract and maintain key management and employees; and
●
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto.

(a) Liquidity and capital resources – September 30, 2013 and March 31, 2013
(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at September 30, 2013 and March 31, 2013.

	September 30, 2013	March 31, 2013
Current Assets	$26,245	$64,114
Current Liabilities	432,859	430,026

Working Capital Deficit	$(406,614)	$(365,912)

Our current assets decreased by $37,869 from $64,114 as of March 31, 2013 to $26,245 at September 30, 2013. The decrease was primarily from changes in our other receivables.

Our working capital deficit increased by $40,702 to $406,614 as of September 30, 2013, from $365,912 at March 31, 2013. Accounts payable and accrued expenses increased from $430,026 as of March 31, 2013 to $432,859 as of September 30, 2013 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

We do not have any property and equipment as of September 30, 2013 and March 31, 2013.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at September 30, 2013.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity increased to $2,304,948 as of September 30, 2013, from $2,304,596 as of March 31, 2013. The primary reason for the increase is change in currency translation net with our incurred year to date net loss of $30,788, net with incurred losses.

(a) (6) Off-balance sheet arrangements.

NONE

(a) (7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended September 30, 2013 and 2012:

Three months ended September 30,	2013	2012
General and administrative	$15,662	$25,337
Impairment of oil and gas properties	-	10,259,918
Operating (loss)	(15,662)	(10,285,255)
Other income (expense)	-	(720)
Loss on settlement of debt	-	(612,514)
Net (loss)	(15,662)	(10,898,489)
Net (loss) per share - basic and diluted	(0.00)	(0.12)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During three months ended September 30, 2012, we incurred a loss on settlement of debt of $612,514 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss.

Exploration & development. Exploration and mine development costs was $0 during the three months ended September 30, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses decreased by $9,675 , or 38%, to $15,662 during three months ended September 30, 2013 from $25,337 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended September 30, 2013 and 2012.

Net loss. Our net loss for the three months ended September 30, 2013 was $15,662 compared to $10,898,489 for the three months ended September30, 2012 primarily from loss on impairment of oil and gas properties and settlement of debt for the three months ended September 30, 2012.

Six month summary:

The following sets forth certain information regarding our results of operations for the six months ended September 30, 2013 and 2012:

Six months ended September 30,	2013	2012
General and administrative	$62,331	$56,294
Impairment of oil and gas properties	-	10,259,918
Operating (loss)	(62,331)	(10,316,212)
Other income (expense)	-	(1,440)
Gain (loss) on settlement of debt	31,543	(612,514)
Net (loss)	(30,788)	(10,930,166)
Net (loss) per share - basic and diluted	(0.00)	(0.12)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During six months ended September 30, 2012, we incurred a loss on settlement of debt of $612,514 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss as compared to a gain of $31,543 during six months ended September 30, 2013.

Exploration & development. Exploration and mine development costs was $0 during the six months ended September 30, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses increased by $6,037 , or 11%, to $62,331 during six months ended September 30, 2013 from $56,294 during same period last year. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil and $77 for the six months ended September 30, 2013 and 2012, respectively.

Net loss. Our net loss for the six months ended September 30, 2013 was $30,788 compared to $10,930,166 for the six months ended September30, 2012 primarily from loss on impairment of oil and gas properties and settlement of debt for the six months ended September 30, 2012.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the six months ended September 30, 2013 and 2012. Cash remained at $-0- as of September 30, 2013 and at March 31, 2013.

Net cash flows for the six months ended September 30:	2013	2012
Net (loss)	$(30,788)	$(10,930,166)
Net cash flows (used in) operating activities	-	(2,873)
Net cash flows provided by investing activities	-	-
Net cash flows (used in) provided by financing activities	-	-
Effect of currency change on cash	-	2
Net decrease in cash and cash equivalents	-	(2,871)
Cash and cash equivalents at beginning of the period	-	2,871
Cash and cash equivalents at end of period	-	-

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2013, we generated no revenue and we had an accumulated deficit of $81,587,285. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated November 11, 2013.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated November 11, 2013.

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

TAMM OIL AND GAS CORP.

Date: November 8, 2013	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chairman of the Board/Principal Financial Officer/Secretary/Treasurer