Form 10-Q
period 2013-12-31
TAMM Oil & Gas Corp.
filed 2014-02-06
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of February 6, 2014.

TAMM OIL AND GAS CORP.

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2013 and 2012, and from October 10, 2005 (date of inception) through December 31, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012, and from October 10, 2005 (date of inception) through December 31, 2013 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Accounts receivable, related party	$2,150	$63,267
Other current assets	824	847
Total current assets	2,974	64,114

Property, plant and equipment:
Oil sands properties, unevaluated	2,621,673	2,670,508

Total assets	$2,624,647	$2,734,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440,303	$430,026
Total current liabilities	440,303	430,026

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of December 31, 2013 and March 31, 2013	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
(Deficit) accumulated during exploration stage	(81,601,079)	(81,556,497)
Accumulated other comprehensive Income	404,549	480,219
Total stockholders' equity	2,184,344	2,304,596

Total liabilities and stockholders' equity	$2,624,647	$2,734,622

The accompanying notes are an integral part of these unaudited condensed financial statements

TAMM OIL AND GAS CORP
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period October 10, 2005
					(date of inception)
	Three months ended		Nine months ended		through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013
OPERATING EXPENSES:
Selling, general and administrative	$13,794	$16,000	$76,125	$72,217	$2,782,763
Loss on impairment of oil and gas properties	-	-	-	10,259,918	74,825,667
Depreciation	-	-	-	77	1,166
Total operating expenses	13,794	16,000	76,125	10,332,212	77,609,596

Loss from operations	(13,794)	(16,000)	(76,125)	(10,332,212)	(77,609,596)

OTHER INCOME (EXPENSE)
Foreign exchange (expense) gain	-	-	-	-	(115)
Interest (expense)	-	(720)	-	(2,160)	(167,368)
(Loss) gain on settlement of debt	-	-	31,543	(612,514)	(3,719,036)
Loss on disposal of investment	-	(65,423)	-	(65,423)	(65,423)
Loss on impairment of fixed assets	-	-	-	-	(37,032)

Loss before provision for income taxes	(13,794)	(82,143)	(44,582)	(11,012,309)	(81,598,570)

Provision for income taxes:
Current	-	-	-	-	2,509
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	2,509

NET LOSS	$(13,794)	$(82,143)	$(44,582)	$(11,012,309)	$(81,601,079)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(13,794)	$(82,143)	$(44,582)	$(11,012,309)	$(81,601,079)
Foreign currency translation (loss) gain	(106,810)	39,967	(75,670)	(247,478)	404,549

Comprehensive income (loss):	$(120,604)	$(42,176)	$(120,252)	$(11,259,787)	$(81,196,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period October 10, 2005 (date of inception)
	For the nine months ended		through
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,582)	$(11,012,309)	$(81,601,079)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	77	1,166
Non-cash expenses paid by related party on behalf of company	34,140	14,123	51,360
Accounts balance write off	-	11,213	11,213
Impairment of property and equipment	-	-	37,032
Impairment of investments in stock and royalty agreements	-	10,259,918	74,825,667
Loss on sale of investment	-	65,423	65,423
Common stock to be issued in settlement of assumed debt	-	-	433,164
(Loss) gain on settlement of debt	(31,543)	612,514	3,719,036
Decrease (increase) in accounts receivable	-	-	(8,571)
Decrease (increase) in prepaid expenses	-	-	232
(Decrease) increase in accounts payable	42,503	50,953	1,277,545
Net cash used in operating activities	518	1,912	(1,187,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	-	-	(1,201,439)
Decrease in receivables, affiliates	-	-	228,570
Purchase of investment	-	-	(576,252)
Purchases of property and equipment	-	-	(38,223)
Net cash used in investing activities	-	-	(1,587,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	1,854,000
Proceeds from notes payable	-	-	1,307,295
Repayments of notes payable	-	-	(535,376)
Net cash provided by financing activities	-	-	2,625,919

Effect of currency rate change on cash	(518)	(4,783)	149,237

Net decrease in cash and cash equivalents	-	(2,871)	-
Cash and cash equivalents at beginning of period	-	2,871	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$2,509

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for royalty agreements	$-	$-	$10,200,000
Issuance of common stock for undeveloped property	$-	$-	$11,390,000
Issuance of common stock in exchange for common stock of an unaffiliated entity	$-	$-	$54,263,160
Issuance of common stock in exchange for acquisition of Union Energy, LLC.	$-	$-	$800,000
Fair value of warrants issued in settlement of debt	$-	$-	$1,486,931
Common stock to be issued in settlement of debt	$-	$--	$3,616,857
Sale proceed received by related party on behalf of the company from sale of investments	$-	$250,071	$250,071
Repayment of notes payable by related party on behalf of the company.	$-	$60,251	$60,251
Repayment of accounts payable by related party on behalf of the Company	$-	$79,533	$91,923
Repayment of oil and gas properties/non-producing lease rentals by related party on behalf of the Company	$26,977	$-	$26,977

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine month periods ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2013, included in the Company’s Form 10-K filed with the SEC on June 28, 2013.

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

The Company is in the development (exploration) stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2013, the Company has accumulated losses of $81,601,079.

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the three and nine months ended December 31, 2013 and 2012, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the nine months and inception to date periods ended December 31, 2013, the Company has incurred losses of $44,582 and $81,601,079, respectively. In addition, as of December 31, 2013, the Company had a working capital deficit of $437,329, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

CEC North Star Energy Ltd. (“CEC”) the joint venture partner and operator of the Manning Projects – has surveyed and licensed three (3) wells for coring in Q1,2013. Those wells are on the CEC lands and two of the wells share the same geologic prospect as the TAMM Oil and Gas Corporation mineral rights. Two of the wells were cored by March 31, 2013 -  one of which shared the same geologic prospect as the TAMM Oil and Gas Corporation.  The results were published by CEC and a summary provided to the Company.  The results were filed as an 8K as well as managements interpretation of those results. The joint venture  evaluated the next steps to develop the properties.  Those steps included additional seismic over the lands, a horizontal test well in Q4 2013 with coring   The results of the test well are currently being evaluated by 3D party labs and engineering firms. Specific results are being held confidential by CEC North Star Energy  – as the well was licensed and drilled as a new pool wildcat well to be held confidential for one year.  Ongoing testing both in the lab and field are expected to continue for the balance of 2014 – to derive the most commercial method of recovery for the Elkton formation.  The company will then review the results available, extrapolate to development of lands held by the Company for both the Elkton and Debolt formations and set a business model for development.

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

As of December 31, 2013 and March 31, 2013, there were 92,582,524 shares of common stock issued and outstanding.

TAMM OIL AND GAS CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5 – OPTIONS AND WARRANTS

Warrants
The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	0.40	$0.25	1,200,000	$0.25
$0.30	5,301,264	0.23	$0.30	5,301,264	$0.30
	6,501,264	0.26		6,501,264	$0.29

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2012	7,033,643	$0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	6,501,264	0.29
Granted	—	—
Canceled	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2013	6,501,264	$0.29

Options

As of December 31, 2013 and March 31, 2013, the Company had no outstanding options.

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
DECEMBER 31, 2013

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

CEC North Star Energy Ltd. (“CEC”) the joint venture partner and operator of the Manning Projects – has surveyed and licensed three (3) wells for coring in Q1,2013. Those wells are on the CEC lands and two of the wells share the same geologic prospect as the TAMM Oil and Gas Corporation mineral rights. Two of the wells were cored by March 31, 2013 -  one of which shared the same geologic prospect as the TAMM Oil and Gas Corporation.  The results were published by CEC and a summary provided to the Company.  The results were filed as an 8K as well as managements interpretation of those results. The joint venture  evaluated the next steps to develop the properties.  Those steps included additional seismic over the lands, a horizontal test well in Q4 2013 with coring   The results of the test well are currently being evaluated by 3D party labs and engineering firms. Specific results are being held confidential by CEC North Star Energy  – as the well was licensed and drilled as a new pool wildcat well to be held confidential for one year.  Ongoing testing both in the lab and field are expected to continue for the balance of 2014 – to derive the most commercial method of recovery for the Elkton formation.  The company will then review the results available, extrapolate to development of lands held by the Company for both the Elkton and Debolt formations and set a business model for development.

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

(a) Liquidity and capital resources – December 31, 2013 and March 31, 2013
(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2013 and March 31, 2013.

	December 31, 2013	March 31, 2013
Current Assets	$2,974	$64,114
Current Liabilities	440,303	430,026

Working Capital Deficit	$(437,329)	$(365,912)

Our current assets decreased by $61,140 from $64,114 as of March 31, 2013 to $2,974 at December 31, 2013. The decrease was primarily from changes in our other receivables.

Our working capital deficit increased by $71,417 to $437,329 as of December 31, 2013, from $365,912 at March 31, 2013. Accounts payable and accrued expenses increased from $430,026 as of March 31, 2013 to $440,303 as of December 31, 2013 from operations.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

We do not have any property and equipment as of December 31, 2013 and March 31, 2013.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at December 31, 2013.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $2,184,344 as of December 31, 2013, from $2,304,596 as of March 31, 2013. The primary reason for the decrease is change in currency translation net with our incurred year to date net loss of $44,582, net with incurred losses.

(a) (6) Off-balance sheet arrangements.

NONE

(a)(7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended December 31, 2013 and 2012:

Three months ended December 31,	2013	2012
General and administrative	$13,794	$16,000
Impairment of oil and gas properties	-	-
Operating (loss)	(13,794)	(16,000)
Other income (expense)	-	(720)
Loss on disposal of equipment	-	(65,423)
Net (loss)	(13,794)	(82,143)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During three months ended December 31, 2012, we incurred a loss on disposal of investment of $65,423.

Exploration & development.Exploration and mine development costs was $0 during the three months ended December 31, 2013 and 2012.

General and administrative expenses.Our general and administrative expenses decreased by $2,206 , or 13%, to $13,794 during three months ended December 31, 2013 from $16,000 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.Depreciation was $nil for the three months ended December 31, 2013 and 2012.

Net loss.Our net loss for the three months ended December 31, 2013 was $13,794 compared to $82,143 for the three months ended December 31, 2012 primarily from loss on impairment of oil and gas properties and settlement of debt for the three months ended December 31, 2012.

Nine month summary:

The following sets forth certain information regarding our results of operations for the nine months ended December 31, 2013 and 2012:

Nine months ended December 31,	2013	2012
General and administrative	$76,125	$72,294
Impairment of oil and gas properties	-	10,259,918
Operating (loss)	(76,125)	(10,332,212)
Other income (expense)	-	(2,160)
Loss on disposal of investment		(65,423)
Gain (loss) on settlement of debt	31,543	(612,514)
Net (loss)	(44,582)	(11,012,309)
Net (loss) per share - basic and diluted	(0.00)	(0.12)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During nine months ended December 31, 2012, we incurred a loss on settlement of debt of $612,514 and decided to release 10 sections of P&NG leases back to the Province of Alberta, incurring a $10,259,918 impairment loss as compared to a gain of $31,543 during nine months ended December 31, 2013.

Exploration & development. Exploration and mine development costs was $0 during the nine months ended December 31, 2013 and 2012.

General and administrative expenses. Our general and administrative expenses increased by $3,831 , or 5%, to $76,125 during nine months ended December 31, 2013 from $72,294 during same period last year. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil and $77 for the nine months ended December 31, 2013 and 2012, respectively.

Net loss. Our net loss for the nine months ended December 31, 2013 was $44,582 compared to $11,012,309 for the nine months ended December 31, 2012 primarily from loss on impairment of oil and gas properties and settlement of debt for the nine months ended December 31, 2012.

(a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the nine months ended December 31, 2013 and 2012. Cash remained at $-0- as of December 31, 2013 and at March 31, 2013.

Net cash flows for the nine months ended December 31:	2013	2012
Net (loss)	$(44,582)	$(11,012,309)
Net cash flows provided by operating activities	518	1,912
Net cash flows provided by investing activities	-	-
Net cash flows (used in) provided by financing activities	-	-
Effect of currency change on cash	(518)	(4,873)
Net decrease in cash and cash equivalents	-	(2,871)
Cash and cash equivalents at beginning of the period	-	2,871
Cash and cash equivalents at end of period	-	-

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

Going Concern

During the period October 10, 2005 (inception) to December 31, 2013, we generated no revenue and we had an accumulated deficit of $81,601,079. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated February 6, 2014.

32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William S. Tighe (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated February 6, 2014.

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

TAMM OIL AND GAS CORP.

Date: February 6, 2014	By:	/s/ William S. Tighe
Name: William S. Tighe, Title: Chairman of the Board/Principal Financial Officer/Secretary/Treasurer