Form 10-K
period 2014-03-31
TAMM Oil & Gas Corp.
filed 2014-07-10
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

TAMM OIL AND GAS CORP.
(Exact name of the Company as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

333-137174	20-3773508
(Commission File Number)	(I.R.S. Employer Identification No.)

Postfach 1014 Zurich Switzerland
 (Address of principal executive offices) (Zip Code)

01141 43 538 3488
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of TAMM Oil and Gas Corp. was approximately $9,537,825. This estimate is based on the last sale price per share of $.165 on September 30, 2013 on the OTCBB, and 57,805,000 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant’s $0.001 par value common stock outstanding as of July 10, 2014 was 92,582,524.

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

PART I

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

We  have not yet commenced significant operations in the heavy oil exploration business. Our activities have been limited to organizational matters and:

•	Acquiring oil sands leases;
•	Developing our business plan; and
•	Raising capital to conduct our operations.

Our heavy oil exploration activities will be conducted on properties located in Alberta Canada.  We have acquired a 100% interest in 24 sections of Oil Sands leases with 15 year terms

None of our properties are currently in the production stage.

For the years ended March 31, 2014 and 2013, we reported net losses of $57,772 and $10,961,229, respectively.

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

Reports to Security Holders and Available Information

Our principal executive offices are located at    Postfach 1014 Zurich Switzherland . Our telephone number is 01141 43 538 3488. Our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website at www.tammoilandgas.com or from the SEC free of charge at www.sec.gov . The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330.

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

During the period from our inception of October 10, 2005 to our year end at March 31, 2014, we have an accumulated deficit of $81,614,269. Our auditors have issued a going concern opinion indicating that our significant operating losses, working capital deficit and inability to generate any revenues, cause substantial doubt about our ability to continue as a going concern, and that there is uncertainty as to whether we have the capability to continue our operations without additional funding. Accordingly, we anticipate that we will need additional funding during the next 12 months, which we plan to seek through public or private equity financing, bank debt financing, or from other sources; however, adequate funds may not be available when needed, and even if we raise additional funds through sales of our equity securities, existing stockholder interests will be diluted.

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

We  have not commenced oil production. We will be unable to generate revenues or make profits, unless we actually commence significant production.

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

We have not commenced significant oil production. We will be unable to generate revenues or make profits, unless we actually commence significant oil production. Drilling, exploring and producing oil and gas involves various substantial risks beyond our control, including:

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

Our Managment devotes less than full time to our business, which may negatively impact our operations.

Our Canadian Director, devotes only 2-4 hours per week to our business. Because our Management may be unable to devote the time necessary to our business, we may be unsuccessful in implementing our operational plan.

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

On May 31, 2012 the Company entered binding letter of intent as combination of Oil sands leases in the Manning area consisting of 23 sections of Oil sand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the tittle and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year. As no material event or documentation was completed prior to  March 31, 2014, the Company reached an agreement to unwind the transaction between CEC North Star Energy Ltd and Company previously announced May 31, 2012.  The Board of Directors of the Company approved the agreement to unwind via resolution on March 31, 2014.

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 to prior period operations.

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

2013	Low Bid	High Bid
First Quarter	$0.17	$0.26
Second Quarter	$0.12	$0.20
Third Quarter	$0.05	$0.22
Fourth Quarter	$0.08	$0.19

2014
First Quarter	$0.17	$0.21
Second Quarter	$0.14	$0.20
Third Quarter	$0.15	$0.20
Fourth Quarter	$0.13	$0.18

 Holders

As of March 31, 2014, there were 32 shareholders of record of our common stock.

Authorized Shares

We are authorized to issue 750,000,000 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock.

Outstanding shares

As of March 31, 2014, we had 92,582,524 common shares issued and outstanding.

As of March 31, 2014, we have no shares of preferred stock issued and outstanding.

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

None

Use of Proceeds

Not applicable. Although we received proceeds from the sale of units or shares of our common stock in 2007, as described above, we did not file a Registration Statement during our Fiscal Year 2007, whereby we would receive proceeds from the sale of our securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases of our equity securities during our Fiscal Year 2014.

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

(a)    Liquidity and capital resources – 2014 and 2013

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at March 31.

	2014	2013
Current Assets	$794	$64,114
Current Liabilities	458,051	430,026

Working Capital (Deficit)	$(457,257)	$(365,912)

Our current assets decreased by $63,320 from $64,114 as of March 31, 2013 to $794 at March 31, 2014.  The decrease was primarily from in accounts receivable, related party, which represented funds held on the Company’s behalf from the proceeds of the sale of our 113 assets in Sawn Lake.

Our working capital deficit increased by $91,345 to a $457,257 as of March 31, 2014, from $365,912 at March 31, 2013. Accounts payable and accrued expenses increased from $430,026 as of March 31, 2013 to $436,697 as of March 31, 2014 primarily reduced costs of service providers.

Related party advances increased to $21,354 as of March 31, 2014 from nil as of March 31, 2013 due to expensed paid by related party on the Company’s behalf.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2)     Property and equipment 2014 and 2013.

During 2014, there were no material changes to our property and equipment.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at March 31, 2014.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $2,077,226 as of March 31, 2014, from $2,304,596 as of March 31, 2013. The primary reasons for the decrease our net incurred loss of $57,772 and our foreign currency translation loss of $169,598.

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

(a) (7) Results of operations. The following sets forth certain information regarding our results of operations as of March 31, 2014 and 2013.

Years ended March 31	2014	2013
General and administrative	$(89,315)	$(88,390)
Asset impairments	-	(10,259,918)
Operating loss	(89,315)	(10,348,308)
Gain (loss) on settlement of debt	31,543	(545,338)
Other income (loss)	-	(67,583)
Net loss	(57,772)	(10,961,229)
Net loss per share - basic and diluted	(0.00)	(0.12)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue. During both 2014 and 2013, our revenues were $0.

Production costs.  Production costs remained $0 during 2014 and 2013.

Exploration & development. Exploration and mine development costs was $0 during 2014 and 2013.

General and administrative expenses.  Our general and administrative expenses increased by $1,002, or 1.1%, to $89,315 during 2014 from $88,313 during 2013. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was nil in 2014, $77 in 2013.

Impairment.

During the year ended March 31, 2013, our oil sand leases we previously acquired with issuance of common stock expired.  As such, we incurred an impairment of our investment of $10,259,918 during the year ended March 31, 2013.

Gain (loss) on settlement of debt.

During the year ended March 31, 2014, we settled debt for less than the recorded obligations realizing a gain on settlement of debt of $31,543.

During the year ended March 31, 2013, we exchanged our interest in Sawn Lake for the outstanding debt we owed Asperago Holdings SA and accordingly recorded a loss on settlement of debt of $612,514, net with cancellation of debt due to vendor bankruptcies of $67,176.

Net loss.

Our net loss in 2014 was ($57,772) compared to ($10,961,229) in 2013, resulting in a basic per-share loss of $(0.00) in 2014 and $(0.12) in 2013 based on weighted average shares outstanding.

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

(a) (8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the proceeds from the sale of our Shawn Lake leases, net of repayments of related party notes. Net cash flows provided by our financing activities totaled nil in 2014 and in 2013. Cash remained to nil as of March 31, 2014 and 2013.

Net cash flows for the years ended	2014	2013
Net (loss)	$(57,772)	$(10,961,229)
Net cash flows used in operating activities	-	(2,871)
Cash flows used in investing activities	-	-
Net cash flows provided by financing activities	-	-
Effect of currency change on cash		-
Net decrease in cash	-	(2,871)
Cash beginning of year	-	2,871
Cash end of year	-	-

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

On May 31, 2012 the Company entered binding letter of intent as combination of Oilsands leases in the Manning area consisting of 24 sections of Oilsand leases with CEC North Star Energy Ltd. As no material event or documentation was completed prior to March 31, 2014, the Company reached an agreement to unwind the transaction between CEC North Star Energy Ltd and Company previously announced May 31, 2012.  The Board of Directors of the Company approved the agreement to unwind via resolution on March 31, 2014.

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
Calgary, Canada

We have audited the accompanying consolidated balance sheets of Tamm Oil and Gas Corp. and its subsidiary (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tamm Oil and Gas Corp. and its subsidiary as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
July 10, 2014

TAMM OIL AND GAS CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Accounts receivable, related party	$-	$63,267
Other current assets	794	847
Total current assets	794	64,114

Property, plant and equipment:
Oil sands properties, unevaluated	2,534,483	2,670,508

Total assets	$2,535,277	$2,734,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$436,697	$430,026
Due to related party	21,354	-
Total current liabilities	458,051	430,026

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of March 31, 2014 and 2013	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
Accumulated deficit	(81,614,269)	(81,556,497)
Accumulated other comprehensive Income	310,621	480,219
Total stockholders' equity	2,077,226	2,304,596

Total liabilities and stockholders' equity	$2,535,277	$2,734,622

The accompanying notes are an integral part of these financial statements

TAMM OIL AND GAS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2014	2013
OPERATING EXPENSES:
Selling, general and administrative	$89,315	$88,313
Loss on impairment of oil and gas properties	-	10,259,918
Depreciation	-	77
Total operating expenses	89,315	10,348,308

Loss from operations	(89,315)	(10,348,308)

OTHER INCOME (EXPENSE)
Interest (expense)	-	(2,160)
Gain (Loss) on settlement of debt	31,543	(545,338)
Loss on disposal of investment	-	(65,423)

Loss before provision for income taxes	(57,772)	(10,961,229)

Provision for income taxes:
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET LOSS	$(57,772)	$(10,961,229)

Net loss per common share (basic and diluted)	$(0.00)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(57,772)	$(10,961,229)
Foreign currency translation (loss) gain	(169,598)	(193,802)

Comprehensive income (loss):	$(227,370)	$(11,155,031)

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED MARCH 31, 2014

					Other
	Common stock		Additional	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Paid in Capital	To be issued	Income (loss)	Deficit	Total
Balance, March 31, 2012	92,582,524	$92,583	$83,288,291	$330,075	$674,021	$(70,595,268)	$13,789,702
Foreign currency translation gain	-	-	-	-	(193,802)	-	(193,802)
Common stock obligation exchanged for oil and gas properties	-	-	-	(330,075)	-	-	(330,075)
Net loss	-	-	-	-	-	(10,961,229)	(10,961,229)
Balance, March 31, 2013	92,582,524	92,583	83,288,291	-	480,219	(81,556,497)	2,304,596
Foreign currency translation gain	-	-	-	-	(169,598)	-	(169,598)
Net loss	-	-	-	-	-	(57,772)	(57,772)
Balance, March 31, 2014	92,582,524	$92,583	$83,288,291	-	$310,621	$(81,614,269)	$2,077,226

The accompanying notes are an integral part of these consolidated financial statements

TAMM OIL AND GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,772)	$(10,961,229)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	77
Non-cash expenses paid by related party on behalf of company	49,471	17,220
Accounts balance write off	-	11,213
Impairment of investments in stock and royalty agreements	-	10,259,918
Loss on sale of investment	-	65,423
(Loss) gain on settlement of debt	(31,543)	545,338
Increase in accounts payable	39,844	59,169
Net cash used in operating activities	-	(2,871)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of currency rate change on cash	-	-

Net decrease in cash and cash equivalents	-	(2,871)
Cash and cash equivalents at beginning of period	-	2,871
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Sale proceeds received by related party on behalf of the Company from sale of investment	$-	$250,071
Repayment of notes payable, related party on behalf of the Company	$-	$60,251
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of Company	$35,215	$28,611
Repayment of accounts payable by related party on behalf of the Company	$-	$91,923

The accompanying notes are an integral part of these consolidated  financial statements

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

The Company’s primary efforts are devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  In addition, the Company will require additional financing to fund future operations. The Company intends to raise additional capital to complete the development and commercialization of its current product through equity or debt financing; however the Company does not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital it will need to reduce costs and operations substantially.

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

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly the Company recorded an impairment of $10,259,918 to operations for the year ended March 31, 2013.

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

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

As of March 31, 2014 and 2013, there were no outstanding employee stock options.

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method). During the years ended March 31, 2014 and 2013, outstanding warrants were not considered because the exercise prices exceeded the weighted average common stock price of the Company for the period because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year and inception to date periods ended March 31, 2014, the Company has incurred losses of $57,772 and $81,614,269, respectively.  In addition, as of March 31, 2014, the Company had a working capital deficit of $457,257, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

The 16 shares of Alberta, representing a 10.46% interest, are recorded at cost. On December 10, 2012, the Company sold its interest in 1132559 Alberta for $250,071 (USD) and recorded a $65,423 loss on disposal of investment in prior period operations.

NOTE 4 – OIL SANDS PROPERTIES

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

On May 31, 2012 the Company entered binding letter of intent as combination of Oil sands leases in the Manning area consisting of 23 sections of Oil sand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the title and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year. As no material event or documentation was completed prior to  March 31, 2014, the Company reached an agreement to unwind the transaction between CEC North Star Energy Ltd and Company previously announced May 31, 2012.  The Board of Directors of the Company approved the agreement to unwind via resolution on March 31, 2014.

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

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

The private corporation has a related party relationship to the Company due to family members serving on the board of directors of each company and a common director was added to both the Board of Directors.

On May 31, 2012 the Company entered binding letter of intent as combination of Oil sands leases in the Manning area consisting of 23 sections of Oil sand leases with CEC North Star Energy Ltd. The remaining 10 sections of P&NG leases part of the farm in with CEC North Star Energy Ltd. Tamm will transfer in escrow the title and leases to the Manning area properties it holds and the escrow forms part of the put and call agreement issued to Tamm by North Star and will be concluded within one year.

As no material event or documentation was completed prior to  March 31, 2014, the Company reached an agreement to unwind the transaction between CEC North Star Energy Ltd and Company previously announced May 31, 2012.  The Board of Directors of the Company approved the agreement to unwind via resolution on March 31, 2014.

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

As of March 31, 2014 and 2013, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 6 – OPTIONS AND WARRANTS

Warrants
The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.25	1,200,000	0.15	$0.25	1,200,000	$0.25

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Transactions involving the Company’s warrant issuance are summarized as follows:

	Stock Warrants
		Weighted
		Exercise
	Shares	Price
Outstanding at March 31, 2012	7,033,643	$0.29
Granted	—	—
Canceled	(532,379)	(0.30)
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	6,501,264	0.29
Granted	—	—
Canceled	—	—
Expired	(5,301,264)	0.30
Exercised	—	—
Outstanding at March 31, 2014	1,200,000	$0.25

Options

As of March 31, 2014 and 2013, the Company had no outstanding options.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts payable, related party is held by CEC Northstar, a Company with a board member and officer whom also are board members of the Company. As of March 31, 2014, CEC Northstar advanced an aggregate of $21,354 in payments to vendors on behalf of the Company.

TAMM OIL AND GAS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating losses	$3,746,460	$3,726,818
Total gross deferred tax assets	3,746,460	3,726,818
Less valuation allowance	(3,746,460)	(3,726,818)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2014, the Company has available net operating loss carry forwards of approximately $16,172,333 for federal and state income tax purposes. The net operating losses will expire through 2034 and 2024 for federal and state income tax purposes, respectively. The ultimate realization of the net operating losses may be limited if an ownership change occurs under Internal Revenue Code section 382. The Company has fully reserved the tax benefit of the temporary differences as the likelihood of realization of the benefit cannot be established.

At March 31, 2014 and 2013, the Company’s tax provision consists of:

	2014	2013
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—
Total	$—	$—

For the years ended March 31, 2014 and 2013, the provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to (loss) before provision for income taxes as follows:

	2014	2013
Computed expected federal tax benefits	$(31,094,707)	$(31,075,065)
Permanent difference, impairment of certain investments	26,057,452	26,057,452
State and local income taxes, net of federal benefit	—	-
Change in valuation reserve	5,037,255	5,017,613
Provision for income taxes	$-0-	$-0-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position	Term of Office Since
Peter Schrieber	72	Director, Chairman and CEO	3/1/14
Victor R. Dario	65	Director	3/1/14
William Tighe	63	Ex-Chairman of Board, Director	11/27/07, resigned March 1, 2014
Harri Huuskonen	50	Director	8/6/10 resigned June 20, 2013
Guido Hilekes	57	Ex-Chief Executive Officer, Director	3/3/11, resigned February 2, 2013
Stephen Andrew Fogle		Ex-Chief Executive Officer, Director	4/17/12, resigned January 16, 2013

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

Business experience

A summary of the business experience of each of our officers or directors appears below:

Peter Schrieber, Director, Chairman of the Board and CEO
Mr. P Schrieber  brings investment management experience from USA, Europe, Africa and South America with specific expertise in Mining and Natural resources.  He has Operational and Management experiences at the CEO and board level

Victor R. Dario, Director – Chairman of Audit Committee
Mr. Dario is internationally active from Zurich. He currently serves as deputy chairman of the board of PHZ Bank Zurich and brings more than three decades of experience in the areas of corporate finance and asset management. Victor Dario holds a master's degree in economics and finance from the University of Zurich. Mr. Dario will act as Chairman of the Corporation’s Audit Committee.

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

On June 20, 2013 Mr. Harri Huuskonen has resigned from the Board of Directors of the Corporation.

On March 1, 2014, we appointed Peter Schrieber and Victor R Dario as Directors of the Company effective immediately.  In addition, William Tighe resigned as Chairman of the Board and as the Company’s Chief Executive Officer.

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

Corporate Governance:

(a) Director Independence

See our disclosure at page 28 under Item 13.

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

(d) Board of Director Meetings.

During our fiscal year ended March 31, 2014, we did not conduct a Shareholder or Board of Directors meeting.

(e) Annual Shareholder Meetings

During our Fiscal Year 2014, we did not conduct an annual shareholder meeting.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended March 31, 2014.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended March 31, 2014 and 2013. No other person who currently is one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years.

The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation
William Tighe	2012	$0	$0	$0	$0	$0
CEO and President	2013	$0	$0	$0	$0	$0
Chairman of Board	2014	$0	$0	$0	$0	$0
(resigned)

Sean Dickenson	2012	$0	$0	$0	$0	$0
Director	2013	$0	$0	$0	$0	$0
	2014	$0	$0	$0	$0	$0

Gerald Vikse	2012	$0	$0	$0	$0	$0
VP-Operations	2013	$0	$0	$0	$0	$0
Director (resigned)	2014	$0	$0	$0	$0	$0

Wiktor Musial	2012	$0	$0	$0	$0	$0
President/Secretary	2013	$0	$0	$0	$0	$0
Treasurer (resigned)	2014	$0	$0	$0	$0	$0

(c)      Options/SAR granted during year-ended March 31, 2014

None

(d)      Aggregated option/SAR exercises and fiscal year-end option/SAR value table

There were no stock options exercised during the year ended March 31, 2014.

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

We did not re-price any options previously granted during the year ended March 31, 2014.

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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
1141577 Alberta Ltd	19,375,000	20.9. %
Zentrum Energie Trust AG	1,500,000	1.6%
William Tighe	5,100,000	5.5%
Asperago Holdings SA	6,245,143	6.75%
Dianella Ltd	6,594,333	7.12%

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

None

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

Item 14. Principal accountants’ fees and services

	Fiscal year ended March 31,
Description	2013	2014

Year end audit and review of quarterly interim financial statements	$40,000	$40,000

Other audit related fees not included above	Nil	nil

Tax compliance, tax advice and tax planning	Nil	nil

Total	$40,000	$40,000

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS

By:  /s/ William S. Tighe

Director/Principal Financial Officer

Date: July 10, 2014