Form 10-Q
period 2014-06-30
TAMM Oil & Gas Corp.
filed 2014-08-01
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-137174

TAMM OIL AND GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3773508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Postfach 1014, Zurich, Switzerland
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of August 1, 2014.

TAMM OIL AND GAS CORP.

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2014 as filed with the Commission on July 10, 2014. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMM OIL AND GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Accounts receivable, related party	$-	$-
Other current assets	762	794
Total current assets	762	794

Property, plant and equipment:
Oil sands properties, unevaluated	2,442,726	2,534,483

Total assets	$2,443,488	$2,535,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$436,974	$436,697
Due to related party	62,329	21,354
Total current liabilities	499,303	458,051

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of June 30, 2014 and March 31, 2014	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
Accumulated deficit	(81,649,769)	(81,614,269)
Accumulated other comprehensive Income	213,080	310,621
Total stockholders' equity	1,944,185	2,077,226

Total liabilities and stockholders' equity	$2,443,488	$2,535,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2014	2013
OPERATING EXPENSES:
Selling, general and administrative	$35,500	$46,669
Total operating expenses	35,500	46,669

Loss from operations	(35,500)	(46,669)

OTHER INCOME (EXPENSE)
Gain (Loss) on settlement of debt	-	31,543

Loss before provision for income taxes	(35,500)	(15,126)

Provision for income taxes:
Current	-	-
Deferred	-	-
Total income taxes	-	-

NET LOSS	$(35,500)	$(15,126)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(35,500)	$(15,126)
Foreign currency translation (loss) gain	(97,541)	90,845

Comprehensive income (loss):	$(133,041)	$75,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,500)	$(15,126)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash expenses paid by related party on behalf of company	-	21,668
(Loss) gain on settlement of debt	-	(31,543)
Increase in accounts payable	35,500	25,001
Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of currency rate change on cash	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of Company	$-	$9,051
Repayment of accounts payable by related party on behalf of the Company	$40,974	$-

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2014, included in the Company’s Form 10-K filed with the SEC on July 10, 2014.

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

The Company principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2014, the Company has accumulated losses of $81,649,769.

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

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consisted of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method) for the three months ended June 30, 2014; there were no common stock equivalents for the three months ended June 30, 2014

Reliance on Key Personnel and Consultants

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

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2014 and 2013, the Company has incurred losses of $35,500 and $15,126, respectively. In addition, as of June 30, 2014, the Company had a working capital deficit of $498,541, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

On or about August 1, 2012 the Company in review of the development plans decided to release 10 sections of P&NG leases back to the Province of Alberta.  Those leases were then terminated by the Province of Alberta on September 4, 2012 and accordingly, the Company recorded an impairment of $10,259,918 during the prior periods of operation.

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, with a par value of $.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences, and privileges of any such series.

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Common stock

The Company initially authorized the issuance of 50,000,000 shares of common stock, par value $.001.

As of June 30, 2014 and March 31, 2014, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party is held by CEC Northstar, a Company with a board member and officer whom also are board members of the Company. As of June 30, 2014, CEC Northstar advanced an aggregate of $62,329 in payments to vendors on behalf of the Company.

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

(a)    Liquidity and capital resources – June 30, 2014 and March 31, 2014

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at June 30, 2014 and March 31, 2014.

	June 30, 2014	March 31, 2014
Current Assets	$762	$794
Current Liabilities	499,303	458,051

Working Capital Deficit	$(498,541)	$(457,257)

Our current assets decreased by $32 from $794 as of March 31, 2014 to $762 at June 30, 2014.  The decrease was solely due to translation from foreign currency.

Our working capital deficit increased by $41,284 to  $498,541 as of June 30, 2014, from $457,257 as at March 31, 2014. Accounts payable and accrued expenses increased from $436,697 as of March 31, 2014 to $436,974 as of June 30, 2014 primarily payment by related party of outstanding invoices, net of additional costs of service providers.

Related party advances increased to $62,329 as of June 30, 2014 from $21,354 as of March 31, 2014 due to expensed paid by related party on the Company’s behalf.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

We do not have any property and equipment as of June 30, 2014 and March 31, 2014.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at June 30, 2014.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $1,944,185 as of June 30, 2014, from $2,077,226 as of March 31, 2014. The primary reason for the decrease is change in currency translation net with our incurred year to date net loss of $35,500, net with incurred losses.

(a) (6) Off-balance sheet arrangements.

NONE

(a)(7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
General and administrative	$35,500	$46,669
Impairment of oil and gas properties	-	-
Operating (loss)	(35,500)	(46,669)
Other income (expense)
Gain on settlement of debt	-	31,543
Net (loss)	(35,500)	(15,126)
Net (loss) per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During three months ended June 30, 2013, we incurred a gain on settlement of debt of $31,543.

Exploration & development. Exploration and mine development costs was $0 during the three months ended June 30, 2014 and 2013.

General and administrative expenses. Our general and administrative expenses decreased by $11,169 , or 24%, to $35,500 during three months ended June 30, 2014 from $46,669 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended June 30, 2014 and 2013.

Net loss. Our net loss for the three months ended June 30, 2014 was $35,500 compared to $15,126 for the three months ended June 30, 2013.

a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the three months ended June 30, 2014 and 2013. Cash remained at $-0- as of June 30, 2014 and at March 31, 2014.

Net cash flows for the three months ended June 30:	2014	2013
Net (loss)	$(35,500)	$(15,126)
Net cash flows provided by operating activities	-	-
Net cash flows provided by investing activities	-	-
Net cash flows (used in) provided by financing activities	-	-
Effect of currency change on cash	-	-
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of the period	-	-
Cash and cash equivalents at end of period	-	-

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

Our registered independent certified public accountants have stated in their report dated July 10, 2014, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

During the period October 10, 2005 (inception) to June 30, 2014, we generated no revenue and we had an accumulated deficit of $81,649,769. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Schreiber (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated July 31, 2014.
32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Schreiber (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated July 31, 2014.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TAMM OIL AND GAS CORP.

Date: August 1, 2014	By:	/s/ Peter Schreiber
Name: Peter Schreiber, Title: Chief Executive Officer/ Chairman of the Board/Principal Financial Officer