Form 10-Q
period 2014-09-30
TAMM Oil & Gas Corp.
filed 2014-10-31
CIK 1374845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,582,524 shares outstanding as of October 31, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMM OIL AND GAS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Other current assets	$724	$794
Total current assets	724	794

Property, plant and equipment:
Oil sands properties, unevaluated	2,320,446	2,534,483

Total assets	$2,321,170	$2,535,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$411,839	$436,697
Due to related party	109,287	21,354
Total current liabilities	521,126	458,051

Stockholders' equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value; 750,000,000 shares authorized, 92,582,524 shares issued and outstanding as of September 30, 2014 and March 31, 2014	92,583	92,583
Additional paid in capital	83,288,291	83,288,291
Accumulated deficit	(81,673,530)	(81,614,269)
Accumulated other comprehensive Income	92,700	310,621
Total stockholders' equity	1,800,044	2,077,226

Total liabilities and stockholders' equity	$2,321,170	$2,535,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Selling, general and administrative	$23,761	$15,662	$59,261	$62,331
Total operating expenses	23,761	15,662	59,261	62,331

Loss from operations	(23,761)	(15,662)	(59,261)	(62,331)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	-	-	31,543

Loss before provision for income taxes	(23,761)	(15,662)	(59,261)	(30,788)

Provision for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total income taxes	-	-	-	-

NET LOSS	$(23,761)	$(15,662)	$(59,261)	$(30,788)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	92,582,523	92,582,523	92,582,523	92,582,523

Comprehensive loss:
Net loss	$(23,761)	$(15,662)	$(59,261)	$(30,788)
Foreign currency translation (loss) gain	(120,380)	(59,705)	(217,921)	31,140

Comprehensive income (loss):	$(144,141)	$(75,367)	$(277,182)	$352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TAMM OIL AND GAS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,261)	$(30,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses paid by related party on behalf of company	-	28,431
Gain on settlement of debt	-	(31,543)
Changes in operating assets and liabilities:
Increase in accounts payable	59,261	33,900
Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Effect of currency rate change on cash	-	-

Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties/non-producing lease rentals by related party on behalf of Company	$-	$9,051
Repayment of accounts payable by related party on behalf of the Company	$87,933	$-

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended March 31, 2014, included in the Company’s Form 10-K filed with the SEC on July 10, 2014.

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

The Company principally devoted to developing oil and gas reserves. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2014, the Company has accumulated losses of $81,673,530.

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
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

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

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consisted of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method) for the three and six months ended September 30, 2013; there were no common stock equivalents for the three and six months ended September 30, 2014.

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

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the six months ended September 30, 2014 and 2013, the Company has incurred losses of $59,261 and $30,788, respectively. In addition, as of September 30, 2014, the Company had a working capital deficit of $520,402, and no revenue generating operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

TAMM OIL AND GAS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences, and privileges of any such series.

Common stock

The Company has authorized the issuance of 750,000,000 shares of common stock, par value $0.001.

As of September 30, 2014 and March 31, 2014, there were 92,582,524 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts payable, related party is held by CEC Northstar, a Company with a board member and officer whom also are board members of the Company. As of September 30, 2014 and March 31, 2014, CEC Northstar advanced an aggregate of $109,287 and $21,354, respectively in payments to vendors on behalf of the Company.

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

(a)    Liquidity and capital resources – September 30, 2014 and March 31, 2014

(a) (1) Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at September 30, 2014 and March 31, 2014.

	September 30, 2014	March 31, 2014
Current Assets	$724	$794
Current Liabilities	521,126	458,051

Working Capital Deficit	$(520,402)	$(457,257)

Our current assets decreased by $70 from $794 as of March 31, 2014 to $724 at September 30, 2014.  The decrease was solely due to translation from foreign currency.

Our working capital deficit increased by $63,145 to  $520,402 as of September 30, 2014, from $457,257 as at March 31, 2014. Accounts payable and accrued expenses decreased from $436,697 as of March 31, 2014 to $411,839 as of September 30, 2014 primarily due to payments by related party of outstanding invoices, net of additional costs of service providers.

Related party advances increased to $109,287 as of September 30, 2014 from $21,354 as of March 31, 2014 due to expensed paid by related party on the Company’s behalf.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

(a) (2) Property and equipment

We do not have any property and equipment as of September 30, 2014 and March 31, 2014.

(a) (3) Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at September 30, 2014.

(a) (4) Derivative liability – Not applicable.

(a) (5) Equity

Stockholders’ equity decreased to $1,800,044 as of September 30, 2014, from $2,077,226 as of March 31, 2014. The primary reason for the decrease is loss in currency translation and our incurred year to date net loss of $59,261.

(a) (6) Off-balance sheet arrangements.

NONE

(a)(7) Results of operations.

Three month summary:

The following sets forth certain information regarding our results of operations for the three months ended September 30, 2014 and 2013:

Three months ended September 30,	2014	2013
General and administrative	$23,761	$15,662
Impairment of oil and gas properties	-	-
Operating loss	(23,761)	(15,662)
Other income (expense)
Gain on settlement of debt	-	-
Net loss	$(23,761)	$(15,662)
Net lossper share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.

Exploration & development. Exploration and mine development costs was $0 during the three months ended September 30, 2014 and 2013.

General and administrative expenses. Our general and administrative expenses increased by $8,099, or 52%, to $23,761 during three months ended September 30, 2014 from $15,662 during same period last year. We attribute the increase in our general and administrative expenses to professional and legal fees.

Depreciation. Depreciation was $nil for the three months ended September 30, 2014 and 2013.

Net loss. Our net loss for the three months ended September 30, 2014 was $23,761 compared to $15,662 for the three months ended September 30, 2013

Six month summary:

The following sets forth certain information regarding our results of operations for the six months ended September 30, 2014 and 2013:

Six months ended September 30,	2014	2013
General and administrative	$59,261	$62,331
Impairment of oil and gas properties	-	-
Operating loss	(59,261)	(62,331)
Other income (expense)
Gain on settlement of debt	-	31,543
Net loss	$(59,261)	$(30,788)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	92,582,523	92,582,523

Our operations have resulted in significant losses and negative cash flow as we have exchanged in our property lease interests against debt.  During six months ended September 30, 2013, we incurred a gain on settlement of debt of $31,543.

Exploration & development.Exploration and mine development costs was $0 during the six months ended September 30, 2014 and 2013.

General and administrative expenses.Our general and administrative expenses decreased by $3,070 , or 5%, to $59,261 during six months ended September 30, 2014 from $62,331 during same period last year. We attribute the decrease in our general and administrative expenses to professional and legal fees.

Depreciation.Depreciation was $nil for the six months ended September 30, 2014 and 2013.

Net loss.Our net loss for the six months ended September 30, 2014 was $59,261 compared to $30,788 for the six months ended September 30, 2013

a) (8) Cash flow

We have been able historically to meet our working capital obligations and cover our net loss through the collection of our receivable from related party, net of repayments of related party notes and sale of common stock. Net cash flows provided (used) by our financing activities was $-0- for the six months ended September 30, 2014 and 2013. Cash remained at $-0- as of September 30, 2014 and at March 31, 2014.

Net cash flows for the six months ended September 30:	2014	2013
Net loss	$(59,261)	$(30,788)
Net cash flows provided by operating activities	-	-
Net cash flows provided by investing activities	-	-
Net cash flows provided by financing activities	-	-
Effect of currency change on cash	-	-
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of the period	-	-
Cash and cash equivalents at end of period	-	-

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

Going Concern

During the period October 10, 2005 (inception) to September 30, 2014, we generated no revenue and we had an accumulated deficit of $81,673,530. We will need significant financing to implement our business plan. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Schreiber (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated October 31, 2014.
32.1*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Peter Schreiber (Chief Executive Officer/Chairman of the Board/Principal Financial Officer) dated October 31, 2014.

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

TAMM OIL AND GAS CORP.

Date: October 31, 2014	By:	/s/ Peter Schreiber
Name: Peter Schreiber, Title: Chief Executive Officer/ Chairman of the Board/Principal Financial Officer